Form 10-Q
period 2021-03-31
TB SA Acquisition Corp
filed 2021-06-01
CIK 1843764

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

TB SA ACQUISITION CORP

(Exact name of registrant as specified in its charter)

Cayman Islands	001-40260	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

PO Box 1093, Boundary Hall Cricket Square Grand Cayman, Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)

(345) 814-5771

Registrant’s telephone number, including area code

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one redeemable warrant to acquire one Class A ordinary share	TBSAU	The NASDAQ Stock Market LLC
Class A ordinary shares included as part of the units	TBSA	The NASDAQ Stock Market LLC
Redeemable warrants, each warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	TBSAW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 31, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share (including 18,109,549 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and 5,750,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TB SA ACQUISITION CORP

Form 10-Q

For the Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

TB SA ACQUISITION CORP

CONDENSED BALANCE SHEET

MARCH 31, 2021

(Unaudited)

Assets
Current assets:
Cash	$2,500,001
Prepaid expenses	1,111,665
Total current assets	3,611,666
Cash Held in Trust account	200,000,000

Total assets	203,611,666

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,695,967
Promissory note – related party	133,541

Total current liabilities	1,829,508
Warrant Liabilities	15,686,667

Total liabilities	17,516,175

Commitments
Class A ordinary shares subject to possible redemption, 18,109,549 shares at redemption value of $10.00 per share	181,095,490
Shareholders’ equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,890,451 shares issued and outstanding (excluding 18,109,549 shares subject to possible redemption) at March 31, 2021	189
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	4,895,037
Retained Earnings	104,200

Total shareholders’ equity	5,000,001

Total liabilities and shareholders’ equity	$203,611,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP

CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

Formation and operating costs	$40,802

Loss from operations	(40,802)

Other Income (Expense)
Change in fair value of warrant liabilities	373,333
Offering expenses related to warrant issuance	(228,331)

Total other income	145,002

Net income	$104,200

Weighted average shares outstanding, Class A common stock subject to possible redemption	18,081,109

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.00

Weighted average shares outstanding, Non-redeemable common stock	5,899,247

Basic and diluted net loss per share, Non-redeemable	$0.02

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Retained	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Sale of Units in Initial Public Offering, net of underwriter’s fees, other offering costs and fair value of Public Warrants	20,000,000	2,000	—	—	185,790,956	—	185,792,956
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	173,335	—	173,335
Class A ordinary shares subject to possible redemption	(18,109,549)	(1,811)	—	—	(181,093,679)	—	(181,095,490)
Net loss	—	—	—	—	—	104,200	104,200

Balance as of March 31, 2021	1,890,451	$189	5,750,000	$575	$4,895,037	$104,200	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP

CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021

(Unaudited)

Cash Flows from Operating Activities:
Net income	$104,200
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liabilities	(373,333)
Offering costs allocated to Warrants	228,331
Changes in current assets and current liabilities:
Prepaid assets	(1,111,665)
Accounts payable	1,695,967

Net cash provided by operating activities	543,500

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	6,500,001
Proceeds from issuance of Founder Shares	25,000
Proceeds from issuance of Promissory note – related party	133,541
Payments of offering costs	(702,041)

Net cash provided by financing activities	201,956,501
Net Change in Cash	2,500,001
Cash—Beginning	—

Cash—Ending	$2,500,001

Supplemental Disclosure of Non-cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$180,763,690

Initial value of warrant liabilities	$16,060,000

Change in value of Class A ordinary shares subject to possible redemption	$331,800

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Organization and Business Operations

Organization and General

TB SA Acquisition Corp (the “Company”) was incorporated as a Cayman Islands exempted company on January 27, 2021. The Company was formed for the purpose of entering into a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is not limited to a particular industry or geographic region for purposes of consummating its Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies. The Company has selected December 31 as its fiscal year end.

As of March 31, 2021, the Company had not yet commenced any operations. All activity through March 31, 2021, relates to the Company’s formation and preparation for its initial public offering (“Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

Financing

The registration statement for the Company’s IPO was declared effective on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 4.

Simultaneously with the closing of the IPO, the Company consummated the sale of 4,333,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, which is discussed in Note 5.

Transaction costs amounted to $4,702,041 consisting of $4,000,000 of underwriting fees and $702,041 of other offering costs. Of the total transaction cost $228,331 was reclassed to expense as non-operating expense in that statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

Trust Account

Following the closing of the IPO on March 25, 2021, an amount of $200,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a stockholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

Initial Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public stockholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a stockholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The stockholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).

The Class A ordinary shares subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.

The Company will have 24 months from the closing of the IPO (with the ability to extend with stockholder approval) to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.

The Company’s sponsor, TCP SA, LLC, a Cayman Islands limited liability company (the “Sponsor”), officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their founder shares and public shares in connection with a stockholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their founder shares and private placement shares if the Company fails to complete the initial Business Combination within the Combination Period.

The Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the IPO against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked its Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether its Sponsor has sufficient funds to satisfy its indemnity obligations and believe that the Sponsor’s only assets are securities of the Company. Therefore, the Company cannot assure that its Sponsor would be able to satisfy those obligations.

Liquidity

As of March 31, 2021, the Company had cash outside the Trust Account of $2,500,001 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares, proceeds from Sponsor loans of $133,541 and the remaining net proceeds from the IPO and the sale of Private Placement Warrants.

The Company anticipates that the $2,500,001 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Risks and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn.

Note 2 — Correction of An Error In Previously Furnished Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for Public Warrants and Private Placement Warrants, (collectively, “Warrants”) under FASB ASC Topic 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815-40”), and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has restated the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. During the Quarter the Company also discovered that they recorded a $7,000,000 liability for deferred underwriters’ discount that was actually a deferred marketing agreement that should not have been recorded until business combination.

The following summarizes the effect of the restatement described above included herein on each financial statement line item as of the date of the Company’s consummation of its IPO.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of March 25, 2021	As Reported	Adjustment	As Restated
Balance Sheet
Warrant Liabilities	$—	$16,060,000	$16,060,000
Deferred underwriters’ discount	7,000,000	(7,000,000)	—
Total Liabilities	8,808,541	9,060,000	17,868,541
Shares Subject to Redemption	189,823,690	(9,060,000)	180,763,690
Class A Ordinary shares	102	90	192
Class B Ordinary shares	575	—	575
Additional Paid in Capital	5,008,893	228,240	5,237,133
(Accumulated Deficit)	(9,562)	(228,330)	(237,892)
Total Stockholders’ Equity	$5,000,008	$—	$5,000,008

Note 3 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the U.S. Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on March 24, 2021, as well as the Company’s Current Reports on Form 8-K. The interim results for the period January 27, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Emerging Growth Company Status

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Marketable Securities Held in Trust Account

At March 31, 2021, the Trust Account had $200,000,000 held in marketable securities. During period March 25, 2021 to March 31, 2021, the Company did not withdraw any of interest income from the Trust Account to pay its tax obligations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in Trust Account. At March 31, 2021, the Company has not experienced losses on this account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as stockholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 18,109,549 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income (loss) per share for Class A common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per common stock, basic and diluted for Class A common stock subject to redemption is calculated by dividing the interest income earned on the Trust Account totaling $0 for the three months ended March 31, 2021 by the weighted average number of Class A common stock subject to possible redemption outstanding since original issuance. Net loss per common stock, basic and diluted for non-redeemable common stock is calculated by dividing the net income, adjusted for income attributable to Class A common stock subject to redemption, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Offering Costs

The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on March 31, 2021, offering costs totaling $4,702,041 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting fees and $702,041 of other offering costs). Of the total transaction cost $228,331 was reclassed to expense as a non-operating expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

Derivative warrant liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company accounts for its 11,000,000 ordinary share warrants issued in connection with its IPO (6,666,666) and private placement (4,333,334) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations at each measurement date (see Note 10).

Income Taxes

The Company accounts for income taxes under FASB ASC Topic 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 4 — Initial Public Offering

Pursuant to the IPO, the Company sold 20,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A Ordinary shares, par value $0.0001 per share one-third of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one share of Class A Ordinary shares at a price of $11.50 per share.

Note 5 — Related Party—Private Placement Warrants

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,333,334 Private Placement Warrants at a price of $1.50 per warrant ($6,500,001 in the aggregate). Each Private Placement Warrant is exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Private Placement Warrants will be identical to Public Warrants except that the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these Private Placement Warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the Company’s initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) (including the ordinary shares issuable upon exercise of these warrants) will be entitled to certain registration rights.

If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their redemption rights with respect to any Founder Shares (as described in Note 6) and public shares held by them in connection with the completion of the initial Business Combination or certain amendments to the amended and restated memorandum and articles of association. In addition, the Sponsor, officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the initial Business Combination within the prescribed time frame. In the event that the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor will agree to vote any Founder Shares held by it and any public shares purchased during or after the IPO in favor of the initial Business Combination and the officers and directors will also agree to vote any public shares purchased during or after the IPO in favor of the initial Business Combination.

Note 6 — Related Party Transactions

Founder Shares

On February 1, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs of the Company in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On March 22, 2021, we effected a share surrender resulting in our initial shareholders holding 5,750,000 Class B ordinary shares. On May 7, 2021, the underwriter of the IPO’s over-allotment option expired unexercised, resulting in the forfeiture of an additional 750,000 Founder Shares.

The initial shareholders, officers and directors will agree not to transfer or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Company’s initial Business Combination and (b) subsequent to Company’s initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which Company complete a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Private Placement Warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of the Company’s initial Business Combination. The foregoing restrictions will not be applicable to transfers (a) to the Company’s officers or directors, any affiliates or family members of any of the Company’s officers or directors, any members or partners of the Sponsor or their affiliates, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a Business Combination at prices no greater than the price at which the Founder Shares, Private Placement Warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of the Sponsor’s organizational documents upon liquidation or dissolution of the Sponsor; (g) to the Company for no value for cancellation in connection with the consummation of the Company’s initial Business Combination; (h) in the event of the Company’s liquidation prior to the completion of the Company’s initial Business Combination; or (i) in the event of the Company’s completion of a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s public shareholders having the right to

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

exchange their Class A ordinary shares for cash, securities or other property subsequent to the Company’s completion of the Company’s initial Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

Promissory Note — Related Party

On February 1, 2021, the Company issued the Promissory Note to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the IPO. As of March 31, 2021, the Company had borrowed $133,541 under the note. The Company repaid the Note in full on April 16, 2021.

Administrative Support Agreement

Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or an affiliate of the initial stockholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

Note 7 — Commitments & Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and any warrants that may be issued on conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the Effective Date requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to the Class A ordinary shares). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriter a 45-day option from March 25, 2021 to purchase up to an additional 3,000,000 Units to cover over-allotments. On May 7, 2021, the underwriter’s over-allotment option expired unexercised.

On March 25, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate. Additionally, the underwriter and TowerBrook Financial, L.P. will be entitled to a deferred marketing fee of 3.5% ($7,000,000) of the gross proceeds of the Proposed Public Offering upon the completion of the Company’s initial Business Combination.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Stockholder’s Equity

Preference Shares — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021, there were 1,890,451 shares issued and outstanding (excluding 18,109,549 shares subject to possible redemption).

Class B Ordinary Shares — The Company is authorized to issue a total of 50,000,000 shares of Class B ordinary shares at par value of $0.0001 each. At March 31, 2021, there were 5,750,000 Class B ordinary shares issued or outstanding.

Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a simple majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than 50% of the shares voted for the election of directors can elect all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the Company’s initial Business Combination, only holders of the Company’s Founder Shares will have the right to vote on the election of directors. Holders of the Company’s public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of the Company’s Founder Shares may by ordinary resolution remove a member of the board of directors for any reason. The provisions of the Company’s amended and restated memorandum and articles of association governing the appointment or removal of directors prior to the Company’s initial Business Combination may only be amended by a special resolution passed by not less than two-thirds of the Company’s ordinary shares who attend and vote at the Company’s shareholder meeting which shall include the affirmative vote of a simple majority of the Company’s Class B ordinary shares.

Note 9 — Warrants

Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” and “—Redemption of warrants when the price per Class A ordinary shares equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “—Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The warrants will become exercisable on the later of 12 months from the closing of the Proposed Public Offering or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” (defined below) less the exercise price of the warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.

Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption to each Warrant holder; and

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Warrants, each Warrant holder will be entitled to exercise his, her or its Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the $18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-dilution Adjustments”) as well as the $11.50 (for whole shares) Warrant exercise price after the redemption notice is issued.

Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

•	in whole and not in part;

•

at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table sets forth ender “Description of Securities—Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined above) except as otherwise described below;

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

•

if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within the 30-trading day period ending three trading days before the Company sends the notice of redemption to the Warrant holders; and

Note 10 — Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Warrant liabilities - Public	9,533,334	—	—	9,533,334
Warrant liabilities - Private	6,153,333	—	—	6,153,333

	$15,686,667	$—	$—	$15,686,667

The Company utilizes a Monte Carlo simulation model to value the Warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of comparable SPAC warrants that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

There were no transfers between Levels 1, 2 or 3 during the quarter ended March 31, 2021.

The following table provides quantitative information regarding Level 3 fair value measurements:

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	At March 25, 2021 (Initial Measurement)	At March 31, 2021
Stock price	$9.51	$9.37
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	40.0%	40.0%
Risk-free rate	1.26%	1.38%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of warrant liabilities:

	Public	Private Placement	Warrant Liabilities
Fair value as of January 27, 2021	$—	$—	$—
Initial measurement on March 25, 2021	9,733,334	6,326,666	16,060,000
Change in fair value	(200,000)	(173,333)	(373,333)

Fair value as of March 31, 2021	$9,533,334	$6,153,333	$15,686,667

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations and Known Trends or Future Events

We have neither engaged in any operations nor generated any revenues to date. Our only activities since inception have been organizational activities, those necessary to prepare for our Initial Public Offering and identifying a target company for our initial Business Combination. We do not expect to generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of interest income on cash and cash equivalents held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended, we had a net income of $104,200. We incurred $40,802 of formation and operating costs consisting mostly of general and administrative expenses.

As a result of the restatement described in Note 2 to the financial statements included herein, we classify the Warrants issued in connection with our Initial Public Offering and private placement as liabilities at their fair value and adjust the Warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. As part of the reclassification to warrant liability, we reclassed a portion of the offering costs associated with the IPO originally charged to stockholders’ equity, to an expense in the statement of operations in the amount of $228,331 based on a relative fair value basis. For the three months ended March 31, 2021, the change in fair value of Warrants was an decrease in the liability of approximately $373,333.

Liquidity and Capital Resources

As of March 31, 2021, we had cash outside the Trust Account of $2,500,001 available for working capital needs. All remaining cash held in the Trust Account are generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

Through March 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the founder shares, and the remaining net proceeds from the Initial Public Offering and the sale of Private Placement Warrants.

The Company anticipates that the $2,500,001 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of our initial Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial Business Combination.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the Company’s estimates of the costs of undertaking in-depth due diligence and negotiating a Business Combination is less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Moreover, the Company will need to raise additional capital through loans from its Sponsor, officers, directors, or third parties. None of the Sponsor, officers or directors are under any obligation to advance funds to, or to invest in, the Company. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.

We issued an aggregate of 11,000,000 Warrants in connection with our Initial Public Offering and private placement, which, as a result of the correction of an error described in Note 2 to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Warrants issued in connection with our Initial Public Offering and private placement has been estimated using Monte Carlo simulations at each measurement date.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon this evaluation, management concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d- 15(e) under the Exchange Act) were not effective as of March 31, 2021 exclusively due to a material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as liabilities. Management notes that the events that led to the material weakness in the Company’s financial statements are due to new recommendations issued by the SEC on April 12, 2021, after the approval of the Form 8-K and the audited balance sheet included therein by the board of directors of the Company on March 25, 2021, which have impacted the vast majority of blank check companies in a similar position to the Company. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters. The Company performed additional analysis as deemed necessary to ensure that its unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, the Company’s management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the material weakness identified in the audited balance sheet of the Company as of March 25, 2021, as filed on Form 8-K on March 31, 2021, had note yet been identified. In response, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on March 22, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On February 1, 2021, the Sponsor paid $25,000 to cover certain costs of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On March 22, 2021, the Sponsor transferred an aggregate of 195,000 Founder Shares to the Company’s other initial shareholders. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On March 22, 2021, the Company effected a share surrender resulting in our initial shareholders holding 5,750,000 Founder Shares. On May 7, 2021, the underwriter of the IPO’s over-allotment option expired unexercised, resulting in the forfeiture of an additional 750,000 Founder Shares.

Simultaneously with the closing of the Initial Public Offering on March 25, 2021, the Company completed the Private Placement of an aggregate of 4,333,334 Private Placement Warrants at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of $6.5 million. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Use of Proceeds

Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $200,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

On February 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the earlier of December 31, 2021, or the completion of the Initial Public Offering. The Company repaid the Note in full on April 16, 2021.

The underwriter of the Initial Public Offering and TowerBrook Financial, L.P. agreed to defer $7,000,000 in marketing fees that will be payable by the Company to the underwriter of the Initial Public Offering and TowerBrook Financial, L.P. upon and concurrently with the consummation of a Business Combination.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Notice of Failure to Satisfy a Continued Listing Rule or Standard - Obligation to File Periodic Financial Reports.

On May 28, 2021, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it is not in compliance with Section 5250(c)(1) of The Nasdaq Stock Market LLC Rules regarding the Qualification, Listing and Delisting of Companies (the “Nasdaq Listing Rules”) as a result of its failure to timely file its report on Form 10-Q for the fiscal quarter ended March 31, 2021 (the “Form 10-Q”) with the Securities and Exchange Commission (the “Commission”) through the Commission’s EDGAR System.

On April 12, 2021, the staff of the Commission issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”), which clarified guidance for all SPAC-related companies regarding the accounting and reporting of their warrants. The immediacy of the effective date of the new guidance set forth in the Statement has resulted in a significant number of SPACs re-evaluating the accounting treatment for their warrants with their professional advisors, including auditors and other advisors responsible for assisting SPACs in the preparation of financial statements. This, in turn, has resulted in the Company’s delay in preparing and finalizing its financial statements as of and for the quarter ended March 31, 2021 and filing its Form 10-Q with the Commission by the prescribed deadline.

Under the Nasdaq Listing Rules, the Company has 60 calendar days from the date of the deficiency letter to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules. The Company has filed this Form 10-Q to cure its filing deficiency and regain compliance with the Nasdaq Listing.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 1st day of June, 2021.

TB SA ACQUISITION CORP

/s/ Andrew Rolfe
Name: Andrew Rolfe
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ James Crawley
Name: James Crawley
Title: Chief Financial Officer
(Principal Financial and
Accounting Officer)