Form 10-Q
period 2021-06-30
TB SA Acquisition Corp
filed 2021-08-24
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

TB SA ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40260	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

PO Box 1093, Boundary Hall Cricket Square Grand Cayman, Cayman Islands	KY 1-1102
(Address of principal executive offices)	(Zip Code)
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
Rule 12b-2 of
the Exchange Act).    Yes  ☒    No  ☐
As of August 2
3
, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share (including 18,550,051 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TB SA ACQUISITION CORP
Form 10-Q
For the Period Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TB SA ACQUISITION CORP
CONDENSED BALANCE SHEET
JUNE 30, 2021
(Unaudited)

June 30, 2021
Assets
Current assets:
Cash	$971,242
Prepaid expenses	595,955

Total current assets	1,567,197
Cash Held in Trust account	200,007,135
Other assets	402,945

Total assets	201,977,277

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$412,000
Due to related party	64,768

Total current liabilities	476,768
Warrant Liabilities	11,000,001

Total liabilities	11,476,769

Commitments
Class A ordinary shares subject to possible redemption, 18,550,051 shares at redemption value of $10.00 per share	185,500,507
Shareholders’ equity:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 1,449,949 shares issued and outstanding ( excluding 18,550,051 shares subject to possible redemption)	145
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	1,480,139
Retained earnings	3,519,217

Total shareholders’ equity	5,000,001

Total liabilities and shareholders’ equity	$201,977,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Three Months Ended June 30, 2021	January 27, 2021 (Inception) Through June 30, 2021
Formation and operating costs	$288,784	$329,586

Loss from operations	(288,784)	(329,586)

Other Income (Expense)
Interest income	7,135	7,135
Offering expenses related to warrant issuance	—	(228,331)
Change in fair value of warrant liabilities	3,519,999	4,069,999

Total other income	3,527,134	3,848,803

Net income	$3,238,350	$3,519,217

Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,229,775	18,226,407

Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Weighted average shares outstanding, Non-redeemable ordinary shares	7,066,929	6,482,387

Basic and diluted net income per share, Non-redeemable ordinary shares	$0.46	$0.54

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Sale of Units in Initial Public Offering, net of underwriter’s fees, other offering costs and fair value of Public Warrants	20,000,000	2,000	—	—	186,390,957	—	186,392,957
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Class A ordinary shares subject to possible redemption	(18,226,216)	(1,823)	—	—	(182,260,334)	—	(182,262,157)
Net income	—	—	—	—	—	280,867	280,867
Balance as of March 31, 2021	1,773,784	$177	5,750,000	$575	$4,718,382	$280,867	$5,000,001
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Class A ordinary shares subject to possible redemption	(323,835)	(32)	—	—	(3,238,318)	—	(3,238,350)
Net income	—	—	—	—	—	3,238,350	3,238,350

Balance as of June 30, 2021	1,449,949	$145	5,000,000	$500	$1,480,139	$3,519,217	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$3,519,217
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(7,135)
Change in fair value of warrant liabilities	(4,069,999)
Offering costs allocated to Warrants	228,331
Changes in current assets and current liabilities:
Prepaid assets	(998,900)
Accounts payable	412,000
Due to related party	64,768

Net cash used in operating activities	(851,718)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	6,500,001
Proceeds from issuance of Founder Shares	25,000
Proceeds from issuance of Promissory note – related party	133,541
Payment of Promissory note - related party	(133,541)
Payments of offering costs	(702,041)

Net cash provided by financing activities	201,822,960

Net Change in Cash	971,242
Cash - Beginning	—

Cash - Ending	$971,242

Supplemental Disclosure of Non-Cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$181,753,690

Change in value of Class A ordinary shares subject to possible redemption	$3,746,817

Initial value of warrant liabilities	$15,070,000

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
As of June 30, 2021, the Company had not yet commenced any operations. All activity through June 30, 2021, relates to the Company’s formation and preparation for its initial public offering (“Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income
in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “public shares”), at $10.00 per Unit, generating gross proceeds of $200
,000,000, which is discussed in Note 4.
Simultaneously with the closing of the IPO, the Company consummated the sale of 4,333,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, which is discussed in Note 5.
Transaction costs amounted to $4,702,041 consisting of $4,000,000 of underwriting fees and $702,041 of other offering costs. Of the total transaction cost $228,331 was reclassed to expense as non-operating expense
in the statements of operations with the rest of the offering cost
s
charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
Trust Account
Following the closing of the IPO on March 25, 2021, an amount of $200,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7 of
the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be generally applied toward consummating a Business Combination.
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of the signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of the initial Business Combination either (i) in connection with a shareholder meeting called to approve the initial Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then on deposit in the Trust Account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations).
The Class A ordinary shares subject to redemption is recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the issued and outstanding shares voted are voted in favor of the Business Combination.
The Company will have 24 months from the closing of the IPO (with the ability to extend with shareholder approval) to consummate a Business Combination (the “Combination Period”). However, if the Company is unable to complete a Business Combination within the Combination Period, the Company will redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the Trust Account, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company, divided by the number of then outstanding public shares, subject to applicable law and as further described in the registration statement, and then seek to dissolve and liquidate.
The Company’s sponsor, TCP SA, LLC, a Cayman Islands limited liability company (the “Sponsor”), officers and directors have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined below), Private Placement Warrants and public shares in connection with the completion of the initial Business Combination, (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to the Company’s amended and restated certificate of incorporation, and (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares and Private Placement Warrants if the Company fails to complete the initial Business Combination within the Combination Period.
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
Liquidity
As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.1 million.
All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.
Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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
the resulting market downturn.
Note 2
A
— Correction of
a
n Error
i
n Previously Furnished Financial Statements
as of March 25, 2021
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the U.S. Securities and Exchange Commission (the “SEC”) issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). As a result of the SEC Statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, the Company re-evaluated the accounting for Public Warrants and Private Placement Warrants (each as defined herein and, collectively, “Warrants”) under FASB ASC Topic 815-40, “Derivatives and Hedging — Contracts in Entity’s Own Equity”

(“ASC 815-40”), and concluded that they do not meet the criteria to be classified in shareholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, the Company has revised the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the statement of operations at each reporting date. During the Quarter the Company also discovered that they recorded a $7,000,000 liability for deferred underwriter’s discount that was actually a deferred marketing agreement that should not have been recorded until business combination.
The following summarizes the effect of the restatement described above included herein on each financial statement line item as of the date of the Company’s consummation of its IPO.

As of March 25, 2021	As Previously Reported	Adjustment	As Restated
Balance Sheet
Warrant Liabilities	$—	$16,060,000	$16,060,000
Deferred underwriter’s discount	7,000,000	(7,000,000)	—
Total Liabilities	8,808,541	9,060,000	17,868,541
Shares Subject to Redemption	189,823,690	(9,060,000)	180,763,690
Class A Ordinary shares	102	90	192
Class B Ordinary shares	575	—	575
Additional Paid in Capital	5,008,893	228,240	5,237,133
(Accumulated Deficit)	(9,562)	(228,330)	(237,892)
Total Shareholders’ Equity	$5,000,008	$—	$5,000,008
These amounts have been further revised as discussed in Note 2B below.

Note 2B
— Correction of
a
n Error
i
n Previously
Issued
Financial Statements
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued the SEC Statement. The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity. As a result of the SEC Statement, during the three months ended March 31, 2021, the Company reevaluated the accounting treatment of the Public Warrants and Private Placement Warrants in consideration of the guidance in ASC 815-40 and concluded that the public and private warrants should be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting, with changes in fair value recognized in the statement of operations in the period of change, However, subsequent to filing of its Quarterly Report on Form 10-Q for the three months ended March 31, 2021, the Company determined that the valuations used to record the warrant liabilities were based on certain incorrect assumptions, and when corrected results in a change to the initial warrant liability as of March 25, 2021 and the remeasured warrant liability as of March 31, 2021.
The table below summarizes the effects of the revision of the February 9, 2021 balance sheet and the revision of the March 31, 2021 financial statements from what was previously filed in the Quarterly Report on Form 10-Q as of March 31, 2021, as discussed above in Note 2A in the “As Restated” column.

	As Previously Reported in 10-Q as of March 31, 2021	Adjustment	As Revised
Balance Sheet as of March 25, 2021
Warrant Liabilities	$16,060,000	$(990,000)	$15,070,000
Total Liabilities	17,868,541	(990,000)	16,878,541
Shares Subject to Redemption	180,763,690	990,000	181,753,690
Class A Ordinary shares	192	(10)	182
Class B Ordinary shares	575	—	575
Additional Paid in Capital	5,237,133	10	5,237,143
(Accumulated Deficit)	(237,892)	—	(237,892)
Total Shareholders’ Equity	$5,000,008	$—	$5,000,008
Number of ordinary shares subject to redemption	18,076,369	99,000	18,175,369

Balance Sheet as of March 31, 2021 (unaudited)
Warrant Liabilities	$15,686,667	$(1,166,667)	$14,520,000
Total Liabilities	17,516,175	(1,166,667)	16,349,508
Shares Subject to Redemption	181,095,490	1,166,667	182,262,157
Class A Ordinary shares	189	(12)	177
Class B Ordinary shares	575	—	575
Additional Paid in Capital	4,895,037	(176,655)	4,718,382
(Accumulated Deficit)	104,200	176,667	280,867
Total Shareholders’ Equity	$5,000,001	$—	$5,000,001
Number of ordinary shares subject to redemption	18,109,549	116,667	18,226,216

Statement of Operations for the three months ended March 31, 2021 (unaudited)
Change in fair value of warrant liability	$373,333	176,667	550,000
Net Income	$104,200	176,667	280,867
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,081,109	101,524	18,182,633
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	—	—	—
Weighted average shares outstanding, Non-redeemable ordinary shares	5,899,247	(7,896)	5,891,351
Basic and diluted net income per share, Non-redeemable ordinary shares	$0.02	$0.03	$0.05

Statem ent of Cash Flows for the three months ended March 31, 2021 (unaudited)
Net Income	104,200	176,667	280,867
Change in fair value of warrant liability	(373,333)	(176,667)	(550,000)
Initial Value of Class A ordinary shares subject to possible redemption	180,763,690	990,000	181,753,690
Change in Class A ordinary shares subject to possible redemption	$331,800	$176,667	$508,467

Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of
America
(“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q and
Article 8 of
Regulation S-X of
the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its IPO as filed with the SEC on March 24, 2021, as well as the Company’s Current Reports on
Form 8-K. The
interim results for the three months ended June 30, 2021 and for the period from January 27, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results to be expected for the year
ending December 31, 2021 or for any future interim periods.
Emerging Growth Company Status
The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
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
Marketable Securities Held in Trust Account
At June 30, 2021, the Trust Account had $200,007,135 held in marketable securities. For the period from January 27, 2021 (inception) through June 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in the Trust Account. At June 30, 2021, the Company has not experienced losses on this account.
C
lass A Ordinary Shares Subject to Possible Redemption
T
he Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 18,550,051 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
N
et Income per Ordinary Share
T
he Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company’s statements of operations include a presentation of income per Class A ordinary share subject to possible redemption in a manner similar to the two-class method
of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares subject to redemption, is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A ordinary shares subject to possible redemption outstanding since original issuance. Net loss per ordinary share, basic and diluted for non-redeemable ordinary
shares, is calculated by dividing the net income, adjusted for income attributable to Class A ordinary shares subject to redemption, by the weighted average number of non-redeemable ordinary
shares outstanding for the
period. Non-redeemable ordinary
shares include the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.
Reconciliation

of Net Income per Ordinary Share
The Company’s net income is adjusted for the portion of income that is attributable to ordinary shares subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted income per ordinary share is calculated as follows:

	Three Months Ended June 30, 2021	January 27, 2021 (inception) to June 30, 2021
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest earned on marketable securities held in Trust Account	$7,135	$7,135
Less: Income allocable to Non-Redeemable Class A Ordinary Shares	(517)	(517)

Net income allocable to shares subject to possible redemption	$6,618	$6,618

Denominator: Weighted Average Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding	18,229,775	18,226,407

Basic and diluted net income per share	$—	$—

Non-Redeemable Class A and Class B Ordinary Shares
Numerator: Net Loss Minus Net Earnings
Net income	$3,238,350	$3,519,217
Less: Income allocable to ordinary shares subject to possible redemption	(6,618)	(6,618)

Non-Redeemable net income	$3,231,732	$3,512,599

Weighted average shares outstanding, basic and diluted	7,066,929	6,482,387

Basic and diluted net income per ordinary share	$0.46	$0.54

Offering Costs
The Company complies with the requirements of FASB
ASC 340-10-S99-1 and
SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on June 30, 2021, offering costs totaling $4,702,041 have been charged to shareholders’ equity (consisting of $4,000,000 of underwriting fees and $702,041 of other offering costs). Of the total transaction cost $228,331 was reclassed to expense as a non-operating expense
in the statements of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Derivative Warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at
the end of each reporting period.
The Company accounts for its 11,000,000
 ordinary share Warrants issued in connection with its IPO (
6,666,666
) and Private Placement (
4,333,334
) as derivative warrant liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations as of the initial measurement date, and for the Private Placement Warrants, as of subsequent measurement dates (see Note 10).
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting

Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and ASC 815-40 (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 4 — Initial Public Offering
Pursuant to the IPO, the Company sold 20,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
Note 5 — Related Party—Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 4,333,334 Private Placement Warrants at a price of $1.50 per warrant ($6,500,001 in the aggregate) (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.
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
The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their redemption rights with respect to any Founder Shares (as described in Note 7) and public shares held by them in connection with the completion of the initial Business Combination or certain amendments to the amended and restated memorandum and articles of association. In addition, the Sponsor, officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the initial Business Combination within the prescribed time frame. In the event that the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor will agree to vote any Founder Shares held by it and any public shares purchased during or after the IPO in favor of the initial Business Combination and the officers and directors will also agree to vote any public shares purchased during or after the IPO in favor of the initial Business Combination.
Note 6 — Related Party Transactions
Founder Shares
On February 1, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs of the Company in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On March 22, 2021, we effected a share surrender resulting in our initial shareholders holding 5,750,000 Class B ordinary shares. On May 7, 2021, the underwriter of the IPO’s over-allotment option expired unexercised, resulting in the forfeiture of an additional
750,000
 Founder Shares.

The initial shareholders, officers and directors have agreed not to transfer or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Company’s initial Business Combination and (b) subsequent to Company’s initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day
period commencing at least 150
 days after the Company’s initial Business Combination or (y) the date on which Company complete a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Private Placement Warrants and the respective Class A ordinary shares underlying such Warrants are not transferable or salable until 30 days after the completion of the Company’s initial Business Combination. The foregoing restrictions will not be applicable to transfers (a) to the Company’s officers or directors, any affiliates or family members of any of the Company’s officers or directors, any members or partners of the Sponsor or their affiliates, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a Business Combination at prices no greater than the price at which the Founder Shares, Private Placement Warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of the Sponsor’s organizational documents upon liquidation or dissolution of the Sponsor; (g) to the Company for no value for cancellation in connection with the consummation of the Company’s initial Business Combination; (h) in the event of the Company’s liquidation prior to the completion of the Company’s initial Business Combination; or (i) in the event of the Company’s completion of a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to the Company’s completion of the Company’s initial Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.
Promissory Note — Related Party
On February 1, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Note is non-interest bearing
and payable on the earlier of (i) December 31, 2021 or (ii) the IPO. As of the consummation of the IPO on March 25, 2021, the Company had borrowed $133,541 under the Note. On April 16, 2021, the Company repaid the Note in full. As of June 30, 2021, there is no balance owed on the Note and it is no longer available to be drawn upon.
Due to Related Party
The Sponsor and an affiliate of the Sponsor have charged the Company for support charges under the administrative support agreement and other reimbursable expenses incurred in connection the Company’s operations. As of June 30, 2021, the Company owed the Sponsor an aggregate of $64,768, comprised of administrative support fees of $30,000 and other reimbursements of $34,768.
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2021 and the period from January 27, 2021 (inception) to June 30, 2021, the Company incurred $30,000 and $32,000 of administrative support expense, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.

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
Underwriting and

Marketing Agreement
The Company has granted the underwriter
a 45-day option
from March 25, 2021 to purchase up to an additional 3,000,000 Units to cover over-allotments. On May 7, 2021, the underwriter’s over-allotment option expired unexercised.
On March 25, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate. Additionally, the underwriter and TowerBrook Financial, L.P. will assist the Company in holding meetings with its stockholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder
approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination, for which they will be entitled to a deferred marketing fee of
3.5% ($7,000,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.
Note 8 — Shareholders’ Equity
Preference Shares
 — The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021, there were 1,449,949 shares issued and outstanding (excluding 18,550,051 shares subject to possible redemption).
Class
 B Ordinary Shares
 — The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2021, there were 5,000,000 Class B ordinary shares issued or outstanding.
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
Note 9 — Warrants
Each whole
W
arrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price
or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60%

of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the
20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
 per share redemption trigger price described below under “—Redemption of Warrants when the price per Class A ordinary share equals or exceeds $
18.00
” and “—Redemption of Warrants when the price per Class A ordinary shares equals or exceeds $
10.00
” will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
per share redemption trigger price described below under
“—Redemption of Warrants when the price per Class A ordinary share equals or exceeds $
10.00
” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
The Warrants will become exercisable on the later of
12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination, and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elect, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” (as defined below) less the exercise price of the Warrants by (y) the fair market value and (B)

0.361. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
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

Redemption of Warrants when the price per Class
 A ordinary share equals or exceeds $10.00
. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants:

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
U.S. government securities in Trust Account	$200,007,135	$200,007,135	—	—

Liabilities:
Warrant liabilities - Public	6,666,667	6,666,667	—	—
Warrant liabilities - Private	4,333,334	—	—	4,333,334

	$11,000,001	$6,666,667	$—	$4,333,334

The Company utilized a Monte Carlo simulation model to value the Warrants at the initial measurement date and, for the Private Placement Warrants, at each subsequent reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of comparable SPAC warrants that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon yield
curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

As of June 30, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants, and the public warrant liabilities were transferred to Level 1.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 25, 2021 (Initial Measurement)	At June 30, 2021
Share price	$9.51	$9.68
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	30.0%	15.0%
Risk-free rate	1.26%	1.13%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 liabilities:

Warrant Liabilities
Fair value as of January 27, 2021	$—
Initial measurement on March 25, 2021	15,070,000
Change in fair value	(550,000)

Fair value as of March 31, 2021	14,520,000
Change in fair value	(3,519,999)
Transfer of public warrant liabilities to Level 1	(6,666,667)

Fair value as of June 30, 2021	$4,333,334

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
For the period from January 27, 2021 (inception) through June 30, 2021, we had a net income of $3.5 million. We recorded a gain on the change in fair value of warrants of $4.1 million, offset by $0.2 million of offering costs allocated to warrants and $0.3 million of formation and operating costs consisting mostly of general and administrative expenses.
For the three months ended June 30, 2021, we had a net income of $3.2 million. We recorded a gain on the change in fair value of warrants of $3.5 million, offset by $0.3 million of formation and operating costs consisting mostly of general and administrative expenses.
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $1.0 million in its operating bank account, and working capital of approximately $1.1 million.
All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through June 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of June 30, 2021, there were no amounts outstanding under any working capital loan.
Until consummation of our initial Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial Business Combination.
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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period.
We issued an aggregate of 11,000,000 Warrants in connection with our Initial Public Offering and Private Placement, which are recognized as derivative liabilities in accordance with
ASC 815-40. Accordingly,
we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of Warrants issued in connection with our Initial Public Offering and Private Placement has been estimated using Monte Carlo simulations at the initial measurement date and, for the Private Placement Warrants, as of each subsequent measurement date. As of June 30, 2021, the Public Warrants are valued at the quoted market price.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under
Rule 2a-7 under
the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon this evaluation, and in light of the material weakness in internal controls described below, management concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-
15(e) under the Exchange Act) were not effective. In our Quarterly Report for the quarter ending March 31, 2021, filed on Form 10-Q on June 1, 2021, we disclosed material weakness in internal control over financial reporting related to the classification of the Company’s warrants as components of equity instead of as liabilities. We noted that the events that led to the material weakness in the Company’s financial statements were due to new recommendations issued by the SEC on April 12, 2021, after the approval of the Form
8-K
and the audited balance sheet included therein by the board of directors of the Company on March 25, 2021, which have impacted the vast majority of blank check companies in a similar position to the Company. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters. The Company performed additional analysis as deemed necessary to ensure that its unaudited interim financial statements were prepared in accordance with GAAP. Accordingly, the Company’s management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented. Upon further evaluation, due to the events that led to the further Revision described above in Note 2B to these financial statements, impact of the material weakness in our internal control has continued subsequent to filing our Quarterly Report for the quarter ending March 31, 2021 on
Form 10-Q.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q,
that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for Warrants issued in connection with our Initial Public Offering, as described above. In response, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues.

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
On February 1, 2021, the Sponsor paid $25,000 to cover certain costs of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”). On March 22, 2021, the Sponsor transferred an aggregate of 195,000 Founder Shares to the Company’s other initial shareholders. The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. On March 22, 2021, the Company effected a share surrender resulting in our initial shareholders holding 5,750,000 Founder Shares. On May 7, 2021, the underwriter of the IPO’s over-allotment option expired unexercised, resulting in the forfeiture of an additional 750,000 Founder Shares.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
Notice of Failure to Satisfy a Continued Listing Rule or Standard—Obligation to File Periodic Financial Reports.
On May 28, 2021, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it is not in compliance with Section 5250(c)(1) of The Nasdaq Stock Market LLC Rules regarding the Qualification, Listing and Delisting of Companies (the “Nasdaq Listing Rules”) as a result of its failure to timely file its report on Form
10-Q
for the fiscal quarter ended June 30, 2021 (the “Form
10-Q”)
with the Securities and Exchange Commission (the “Commission”) through the Commission’s EDGAR System.
On April 12, 2021, the staff of the Commission issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “Statement”), which clarified guidance for all SPAC-related companies regarding the accounting and reporting of their warrants. The immediacy of the effective date of the new guidance set forth in the Statement has resulted in a significant number of SPACs re-evaluating
the accounting treatment for their warrants with their professional advisors, including auditors and other advisors responsible for assisting SPACs in the preparation of financial statements. This, in turn, has resulted in the Company’s delay in preparing and finalizing its financial statements as of and for the quarter ended June 30, 2021 and filing its Form
10-Q
with the Commission by the prescribed deadline.
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 23rd day of August, 2021.

TB SA ACQUISITION CORP

/s/ Andrew Rolfe
Name:	Andrew Rolfe
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ James Crawley
Name:	James Crawley
Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)