Form 10-Q
period 2021-09-30
TB SA Acquisition Corp
filed 2021-11-22
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
the Exchange Act).    Yes  ☒    No  ☐
As of November
22
, 2021, 20,000,000 Class A ordinary shares, par value $0.0001 per share (including 20,000,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

TB SA ACQUISITION CORP
Form 10-Q
For the Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the period from January 27, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statement of Cash Flows for the period from January 27, 2021 (inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
TB SA ACQUISITION CORP
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(Unaudited)

September 30, 2021
Assets
Current assets:
Cash	$486,626
Prepaid expenses	574,903

Total current assets	1,061,529
Cash held in Trust account	200,010,548
Prepaid expenses, non-current	263,055

Total assets	$201,335,132

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$167,000
Due to related party	126,065

Total current liabilities	293,065
Warrant liabilities	6,380,001

Total liabilities	6,673,066

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share	200,000,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	—
Accumulated deficit	(5,338,434)

Total shareholders’ deficit	(5,337,934)

Total Liabilities and Shareholders’ Deficit	$201,335,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Three Months Ended September 30, 2021	January 27, 2021 (Inception) Through September 30, 2021
Formation and operating costs	$461,855	$791,441

Loss from operations	(461,855)	(791,441)

Other Income (Expense)
Interest income	3,413	10,548
Offering expenses related to warrant issuance	—	(228,331)
Change in fair value of warrant liabilities	4,620,000	8,689,999

Total other income	4,623,413	8,472,216

Net income	$4,161,558	$7,680,775

Weighted average shares outstanding of Class A ordinary share	20,000,000	15,384,615

Basic and diluted net income per share, Class A ordinary share	$0.17	$0.38

Weighted average shares outstanding of Class B ordinary share	5,000,000	4,898,785

Basic and diluted net income per share, Class B ordinary share	$0.17	$0.38

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Net income	—	—	—	—	—	280,867	280,867
Accretion of Class A ordinary shares to redemption value	—	—	—	—	(587,759)	(13,019,284)	(13,607,043)

Balance as of March 31, 2021, as restated	—	$—	5,750,000	$575	$—	$(12,738,417)	$(12,737,842)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	—	75	—
Net income	—	—	—	—	—	3,238,350	3,238,350

Balance as of June 30, 2021, as restated	—	$—	5,000,000	$500	$—	$(9,499,992)	$(9,499,492)
Net income	—	—	—	—	—	4,161,558	4,161,558

Balance as of September 30, 2021	—	$—	5,000,000	$500	$—	$(5,338,434)	$(5,337,934)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$7,680,775
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(10,548)
Change in fair value of warrant liabilities	(8,689,999)
Offering costs allocated to Warrants	228,331
Changes in current assets and current liabilities:
Prepaid assets	(837,958)
Accounts payable and accrued expenses	167,000
Due to related party	126,065

Net cash used in operating activities	(1,336,334)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	6,500,001
Proceeds from issuance of Founder Shares	25,000
Proceeds from issuance of Promissory note—related party	133,541
Payment of Promissory note—related party	(133,541)
Payments of offering costs	(702,041)

Net cash provided by financing activities	201,822,960

Net Change in Cash	486,626
Cash—Beginning	—

Cash—Ending	$486,626

Supplemental Disclosure of Non-Cash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$200,000,000

Initial value of warrant liabilities	$15,070,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1—Organization and Business Operations
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
As of September 30, 2021, the Company had not yet commenced any operations. All activity through September 30, 2021, relates to the Company’s formation and preparation for its initial public offering (“Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “public shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 4.
Simultaneously with the closing of the IPO, the Company consummated the sale of 4,333,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, which is discussed in Note 5.
Transaction costs amounted to $4,702,041 consisting of $4,000,000 of underwriting fees and $702,041 of other offering costs. Of the total transaction cost $228,331 was reclassed to expense as non-operating
expense in the statements of operations with the rest of the offering costs charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
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
Liquidity and Going Concern Consideration
As of September 30, 2021, the Company had approximately $0.5 million in its operating bank account, and working capital of approximately $0.8 million. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.
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
These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of a Business Combination or one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Note 2—Restatement of Previously Issued Financial Statements
In connection with the preparation of the Company’s financial statements as of September 30, 2021, management determined it should restate its previously reported financial statements. The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended September 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC
480-10-S99.
Therefore, management concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, management has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.
In connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares participate pro rata in the income (loss) of the Company.
There has been no change in the Company’s total assets, liabilities or operating results.
The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As Reported	Adjustment	As Restated
Balance Sheet as of March 25, 2021 (as revised in footnote 2B per form 10-Q filed on August 24, 2021)
Class A ordinary shares subject to possible redemption	$181,753,690	$18,246,310	$200,000,000

Class A ordinary shares	182	(182)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	5,237,143	(5,237,143)	—
Accumulated deficit	(237,892)	(13,008,985)	(13,246,877)

Total shareholders’ Equity (Deficit)	$5,000,008	$(18,246,310)	$(13,246,302)

Number of shares subject to redemption	18,175,369	1,824,631	20,000,000

	As Reported	Adjustment	As Restated

Balance Sheet as of March 31, 2021 (as revised in footnote 2B per form 10-Q filed on August 24, 2021)
Class A ordinary shares subject to possible redemption	$182,262,157	$17,737,843	$200,000,000

Class A ordinary shares	177	(177)	—
Class B ordinary shares	575	—	575
Additional paid-in capital	4,718,382	(4,718,382)	—
Retained earnings (accumulated deficit)	280,867	(13,019,284)	(12,738,417)

Total shareholders’ Equity (Deficit)	$5,000,001	$(17,737,843)	$(12,737,842)

Number of shares subject to redemption	18,226,216	1,773,784	20,000,000

Balance Sheet as of June 30, 2021 (per form 10-Q filed on August 23, 2021)
Class A ordinary shares subject to possible redemption	$185,500,507	$14,499,493	$200,000,000

Class A ordinary shares	145	(145)	—
Class B ordinary shares	500	—	500
Additional paid-in capital	1,480,139	(1,480,139)	—
Retained earnings (accumulated deficit)	3,519,217	(13,019,209)	(9,499,992)

Total shareholders’ Equity (Deficit)	$5,000,001	$(14,499,493)	$(9,499,492)

Number of shares subject to redemption	18,550,051	1,449,949	20,000,000

Statement of Operations for the period from January 27, 2021 (inception) through March 31, 2021 (as revised in footnote 2B per form 10-Q filed on August 24, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,182,633	(15,995,133)	2,187,500
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.04	$0.04
Weighted average shares outstanding, Class B ordinary shares subject to possible redemption	5,891,351	(1,281,976)	4,609,375
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.05	$(0.01)	$0.04

	As Reported	Adjustment	As Restated

Statement of Operations for the three months ended June 30, 2021 (per form 10-Q filed on August 24, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,229,775	1,770,225	20,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.13	$0.13
Weighted average shares outstanding, Class B ordinary shares subject to possible redemption	7,066,929	(2,066,929)	5,000,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.46	$(0.33)	$0.13

Statement of Operations for the period from January 27, 2021 (inception) through June 30, 2021 (per form 10-Q filed on August 24, 2021)
Weighted average shares outstanding, Class A ordinary shares subject to possible redemption	18,226,407	(5,581,246)	12,645,161
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.00	$0.20	$0.20
Weighted average shares outstanding, Class B ordinary shares subject to possible redemption	6,482,387	(1,643,677)	4,838,710
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.54	$(0.34)	$0.20

Statement of Changes in Shareholders’ Equity for the period from January 27, 2021 (inception) through June 30, 2021 (per form 10-Q filed on August 24, 2021)
Sale of Units in Initial Public Offering, net of underwriter’s fees, other offering costs and fair value of Public Warrants	$186,392,957	$(186,392,957)	$—
Class A ordinary shares subject to possible redemption (As of March 31, 2021)	(182,262,157)	182,262,157	—
Class A ordinary shares subject to possible redemption (As of June 30, 2021)	(3,238,350)	3,238,350	—
Accretion of Class A ordinary shares subject to possible redemption	—	(13,607,043)	(13,607,043)

	As Reported	Adjustment	As Restated

Statement of Cash Flows for the period from January 27, 2021 (inception) through March 31, 2021 (as revised in footnote 2B per form 10-Q filed on August 24, 2021)
Initial Value of Class A ordinary shares subject to possible redemption	$181,753,690	$18,246,310	$200,000,000
Change in Class A ordinary shares subject to possible redemption	508,467	(508,467)	—

Statement of Cash Flows for the period from January 27, 2021 (inception) through June 30, 2021 (per form 10-Q filed on August 24, 2021)
Initial Value of Class A ordinary shares subject to possible redemption	$181,753,690	$18,246,310	$200,000,000
Change in Class A ordinary shares subject to possible redemption	3,746,817	(3,746,817)	—
Note 3—Significant
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
The interim results for the three months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.
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
Marketable Securities Held in Trust Account
At September 30, 2021, the Trust Account had $200,010,548 held in marketable securities. For the period from January 27, 2021 (inception) through September 30, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in the Trust Account. At September 30, 2021, the Company has not experienced losses on this account.
Class A Ordinary Shares Subject to Possible Redemption
All of the 20,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital to the extent available and accumulated deficit.

Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted earnings per share for the three months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021 because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the three months ended September 30, 2021		For the period from January 27, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,329,246	$832,312	$5,825,738	$1,855,037
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	15,384,615	4,898,785

Basic and diluted net income per share	$0.17	$0.17	$0.38	$0.38

Offering Costs
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on September 30, 2021, offering costs totaling $4,702,041 have been charged to shareholders’ equity (consisting of $4,000,000 of underwriting fees and $702,041 of other offering costs). Of the total transaction cost $228,331 was reclassed to expense as a non-operating
expense in the statements of operations with the rest of the offering cost charged to shareholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Derivative Warrant liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments
should be recorded as liabilities or as
equity
, is
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Note 4—Initial Public Offering
Pursuant to the IPO, the Company sold 20,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third
of one redeemable warrant (each, a “Public

Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
As of September 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,133,333)
Class A ordinary share issuance costs	(4,473,710)
Plus:
Accretion of carrying value to redemption value	13,607,043

Class A ordinary shares subject to possible redemption	$200,000,000

Note 5—Related Party—Private Placement Warrants
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

Note 6—Related Party Transactions
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
Promissory Note—Related Party
On February 1, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Note is non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the IPO. As of the consummation of the IPO on March 25, 2021, the Company had borrowed $133,541 under the Note. On April 16, 2021, the Company repaid the Note in full. As of September 30, 2021, there is no balance owed on the Note and it is no longer available to be drawn upon.
Due to Related Party
The Sponsor and an affiliate of the Sponsor have charged the Company for support charges under the administrative support agreement and other reimbursable expenses incurred in connection the Company’s operations. As of September 30, 2021, the Company owed the Sponsor an aggregate of $126,065, comprised of administrative support fees of $60,000 and other reimbursements of $66,065.
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2021 and the period from January 27, 2021 (inception) to September 30, 2021, the Company incurred $30,000 and $62,000 of administrative support expense, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Note 7—Commitments & Contingencies
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
On March 25, 2021, the Company paid a fixed underwriting
discount
of $0.20 per Unit, or $4,000,000 in the aggregate. Additionally, the underwriter and TowerBrook Financial, L.P. will assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination, for which they will be entitled to a deferred marketing fee of 3.5% ($7,000,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.
Note 8—Shareholders’ Equity
Preference Shares
—The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2021, there were no preference shares issued or outstanding.
Class
A Ordinary Shares
—The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 shares subject to possible redemption.
Class
B Ordinary Shares
—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2021, there were 5,000,000 Class B ordinary shares issued or outstanding.
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
Note 9—Warrants
Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue priceor effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise priceof the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “—Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00” and “—Redemption of Warrants when the price per Class A ordinary shares equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “—Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within a
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

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

•
at $0.10 per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table sets forth ender “Description of Securities—Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined above) except as otherwise described below; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within the
30
-trading
day period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

Note 10—Fair Value Measurements
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
U.S. government securities in Trust Account	$200,010,548	$200,010,548	—	—

Liabilities:
Warrant liabilities—Public	3,866,667	3,866,667	—	—
Warrant liabilities—Private	2,513,334	—	—	2,513,334

	$6,380,001	$3,866,667	$—	$2,513,334

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
As of September 30, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants, and the public warrant liabilities were transferred to Level 1.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 25, 2021 (Initial Measurement)	At September 30, 2021
Share price	$9.51	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	30.0%	11.0%
Risk-free rate	1.26%	1.15%
Dividend yield	0.0%	0.0%

The following table presents the changes in the fair value of Level 3 liabilities:

Warrant Liabilities
Fair value as of January 27, 2021	$—
Initial measurement on March 25, 2021	15,070,000
Change in fair value	(550,000)

Fair value as of March 31, 2021	14,520,000
Change in fair value	(3,519,999)
Transfer of public warrant liabilities to Level 1	(6,666,667)

Fair value as of June 30, 2021	4,333,334
Change in fair value	(1,820,000)

Fair value as of September 30, 2021	$2,513,334

Note 11—Subsequent Events
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
For the period from January 27, 2021 (inception) through September 30, 2021, we had a net income of $7.7 million. We recorded a gain on the change in fair value of warrants of $8.7 million, offset by $0.2 million of offering costs allocated to warrants and $0.8 million of formation and operating costs consisting mostly of general and administrative expenses.
For the three months ended September 30, 2021, we had a net income of $4.2 million. We recorded a gain on the change in fair value of warrants of $4.6 million, offset by $0.5 million of formation and operating costs consisting mostly of general and administrative expenses.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $0.5 million in its operating bank account, and working capital of approximately $0.8 million. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through September 30, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of September 30, 2021, there were no amounts outstanding under any working capital loan.
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
These conditions raise substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of a Business Combination or one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
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
Accordingly, we recognize the Warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of Warrants issued in connection with our Initial Public Offering and Private Placement has been estimated using Monte Carlo simulations at the initial measurement date and, for the Private Placement Warrants, as of each subsequent measurement date. As of September 30, 2021, the Public Warrants are valued at the quoted market price.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
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
As required by Rules
13a-15
and
15d-15
under the Exchange Act, our management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon this evaluation, management concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-
15(e) under the Exchange Act) were not effective, due to the previous material weakness in our internal control over financial reporting described in Item 4. Controls and Procedures included in our Quarterly Report on Form
10-Q
as filed with the SEC on June 1, 2021 and described further in Item 4. Controls and Procedures in our Quarterly Report on Form
10-Q
as filed with the SEC on August 24, 2021, and due to the restatements of our March 25, 2021, March 31, 2021, and June 30, 2021

financial statements (the “restatements”) regarding the classification of redeemable Class A Shares, as described below, which combined, constitutes a material weakness in our internal control over financial reporting. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Regarding the restatements to the March 31, 2021, and June 30, 2021 quarterly financial statements included in the Company’s Form
10-Qs,
as filed with the SEC on June 1, 2021 and August 24, 2021, respectively, as well as the Company’s balance sheet included on the Company’s Form
8-K,
as filed with the SEC on March 31, 2021, and restated on the Form
10-Q
filed with the SEC on June 1, 2021, and further revised on the Form
10-Q
filed with the SEC on August 24, 2021, certain redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Class A ordinary shares in permanent equity. The Company restated its financial statements to classify all Class A ordinary shares as temporary equity and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be disclosed outside of permanent equity.
It is noted that the
non-cash
adjustments to the financial statement do not impact the amounts previously reported for our cash and cash equivalents or total assets. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the three months ended September 30, 2021, covered by this Quarterly Report on Form
10-Q,
that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management has identified a material weakness in internal controls related to the accounting for complex financial instruments, as described above. In response, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to further enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting issues.

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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form

10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of November, 2021.

TB SA ACQUISITION CORP

/s/ Andrew Rolfe
Name: Andrew Rolfe
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ James Crawley
Name: James Crawley
Title: Chief Financial Officer
(Principal Financial and
Accounting Officer)