Form 10-K
period 2021-12-31
TB SA Acquisition Corp
filed 2022-05-04
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

TB SA Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40260	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

PO Box 1093, Boundary Hall Cricket Square Grand Cayman, Cayman Island	KY-11101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (345)
814-5771
Not Applicable
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one-third of one warrant	TBSAU	The Nasdaq Stock Market LLC
Shares of Class A Ordinary Shares included as part of the units	TBSA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one share of Class A Ordinary Share at an exercise price of 11.50	TBSAW	The Nasdaq Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐  No ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes   ☐   No   ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒   No   ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes     ☒   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).     Yes   ☒     No   ☐
As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the Class A ordinary shares, par value $0.0001 held by non-affiliates, computed
by reference to the closing sales price for the ordinary shares on June 30, 2021, as reported on the Nasdaq Stock Market LLC (“Nasdaq”), was approximately $193.6 million (based on the closing sales price of the TBSA on June 30, 2021 of $9.68).
As of May 4, 2022,
20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.
Documents Incorporated by Reference: None.

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
(this “Report”), or the context otherwise requires, references to:

•	“amended and restated memorandum and article of association” are to the amended and restated memorandum and articles of association that the company adopted on the date of our initial public offering;

•	“Companies Act” are to the Companies Act (as amended) of the Cayman Islands as the same may be amended from time to time;

•
“founder shares” are to our Class B ordinary shares initially issued to our sponsor in a private placement prior to our initial public offering and the Class A ordinary shares that will be issued upon the automatic conversion of the Class B ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof (for the avoidance of doubt, such Class A ordinary shares will not be “public shares”);

•	“initial shareholders” are to the holders of our founder shares immediately prior to our initial public offering;

•	“management” or our “management team” are to our executive officers and directors;

•
“ordinary resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares;

•
“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering and upon conversion of working capital loans, if any;

•
“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“public shareholders” are to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•
“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or are purchased thereafter in the open market);

•
“special resolution” are to a resolution adopted by the affirmative vote of at least a two-thirds
(
2
⁄
3
) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“sponsor” are to TCP SA, LLC, a Cayman Islands limited liability company;

•	“TowerBrook” are to TowerBrook Capital Partners L.P., an affiliate of our sponsor;

•	“TowerBrook Financial” are to TowerBrook Financial, L.P., an affiliate of TowerBrook;

•
“TowerBrook Fund” are to TowerBrook or any of its affiliates, or any fund, investment partnership or investment account managed or advised, directly or indirectly, by TowerBrook or any of its affiliates (each, whether presently existing or hereafter formed);

•	“warrants” are to our public warrants and private warrants; and

•	“we,” “us,” “our,” “company” or “our company” are to TB SA Acquisition Corp, a Cayman Islands exempted company.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND SUMMARY OF RISK FACTORS
Some of the statements contained in this Report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Report may include, for example, statements about:

•	our being a company with no operating history and no revenue;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases);

•	the ability of our officers and directors to generate a number of potential business combination opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties;

•	our financial performance following our initial public offering; or

•	the other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Report.
The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.
PART I

Item 1.	Business
General
We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination. We have not yet entered into a definitive agreement with any specific business combination target.
Our efforts to identify a potential initial business combination target focus on African companies that promote environmental, social and governance, or ESG, principles. While we may pursue an initial business combination opportunity in any sector, we intend to capitalize on the ability of our management team to identify, acquire and manage a business or businesses that can benefit from our management team’s established global relationships and operating expertise. Our management team has extensive experience in identifying and executing strategic investments at the global scale successfully across a number of sectors, as well as strong-rooted ties to South Africa with key contacts across relevant industries and within the
Sub-Saharan
region generally.
Our sponsor is TCP SA, LLC, an affiliate of TowerBrook Capital Partners L.P., or TowerBrook, an investment management firm co-headquartered
in New York, New York and London, United Kingdom. Given our affiliation with TowerBrook, we intend to capitalize on its global platform and investment expertise which we believe, together with the extensive experience of our management team, will allow our company to be the partner of choice for quality African companies seeking public sponsorship.
TowerBrook Capital Partners L.P.
TowerBrook is an investment management firm that has raised in excess of $18.5 billion to date and has a history of creating value for investors. The firm is co-headquartered
in New York and London and focuses on making investments in companies headquartered in North America and Europe. TowerBrook’s private equity strategy primarily pursues control-oriented investments in large and mid-market
companies, principally on a proprietary basis and often in situations characterized by complexity. TowerBrook’s structured opportunities strategy allows access to a broad array of opportunities, principally via structured asset and structured equity investments, enabling investment companies to access funding and expertise to support growth without ceding control. TowerBrook is a certified B Corporation. B Corporation certification is administered by the non-profit
B Lab organization and is awarded to companies that demonstrate leadership in their commitment to ESG standards and responsible business practices.

TowerBrook investment professionals work in a single, integrated team that has grown in parallel in Europe and in the United States since TowerBrook’s inception. Its entrepreneurial, multinational and cross-cultural approach promotes flexibility and enables the team to act with speed and certainty in multiple jurisdictions. TowerBrook’s objective across all of its investment activities is to deliver attractive risk-adjusted returns to investors on a consistent basis through a commitment to fundamental value, discipline and a focus on asymmetric risk/reward opportunities.
TowerBrook is currently investing from its $4.31 billion control-oriented private equity fund, TowerBrook V, and its $1.065 billion structured opportunities fund, TowerBrook Structured Opportunities II. In raising those funds, which closed in 2018 with combined committed capital of $5.3 billion, TowerBrook received strong backing from both new and existing investors, including public pension funds, sovereign wealth funds, financial institutions, endowments and family offices across the United States, Europe, Asia and the Middle East. Both funds exceeded their initial targets and closed at the hard caps negotiated with investors.
TowerBrook has a long history of value creation across a variety of sectors, including Consumer, Financial Services, Healthcare, Industrials and Telecommunications, Media & Technology, or TMT, and Knowledge. Across these industries, TowerBrook seeks to partner with management teams to implement an effective framework and support key initiatives, strategic investments, business optimization projects, and add-on
or transformative acquisitions. Active ownership and operational improvement remain at the core of TowerBrook’s value-creation strategies, with focus on accelerating growth and profitability through support to internationalization, implementing operational efficiencies and/or executing transformative build-ups.
ESG principles are deeply embedded into TowerBrook’s core values. TowerBrook was the first mainstream private equity firm in the world to receive certification as a B Corporation. This certification is awarded to companies that demonstrate leadership in their commitment to ESG standards and responsible business practices. TowerBrook’s status as a B Corporation recognizes the firm’s longstanding commitment to social and environmental stewardship.
TowerBrook will provide our management team with resources and expertise to aid in the successful execution of an initial business combination. We intend to leverage TowerBrook’s transatlantic investment team, strong network and proprietary pipeline to support us in sourcing and performing diligence on potential targets.
Our Board and Management Team
We believe that our management team is well-positioned to take advantage of the growing set of acquisition opportunities in Africa, and that our local and global contacts and relationships, ranging from industry executives, private and public business owners and private equity professionals to our extensive network of trusted advisors and consultants across various sectors, will allow us to generate an attractive transaction for our shareholders. In addition, our management team has an established track record in accessing proprietary M&A opportunities amongst entrepreneurs and family-owned global businesses.
We have assembled a group of directors who will bring us public company governance, executive leadership, operations oversight, private equity investment management and capital markets experience. Our board members have extensive experience, having served as directors or officers for numerous publicly-listed and privately-owned companies. Our directors have experience with acquisitions, divestitures and corporate strategy and implementation, which we believe will significantly benefit us as we evaluate potential acquisition or merger candidates as well as following the completion of our initial business combination.

Market Opportunity
As private equity markets in developed economies have become increasingly competitive, TowerBrook and our management team have explored opportunities to invest in new industries and geographies where we could find and maintain competitive advantages. Over the course of the last year, we have identified and examined investment opportunities in
Sub-Saharan
Africa motivated by what we believe to be an “Africa Rising” opportunity. Africa’s significant population growth, rapid pace of urbanization, and intra-African free trade and economic agreements are, we believe, key drivers of a compelling investment opportunity in the region. Africa’s population is projected to reach 1.7 billion by 2030, and is projected to double by 2050, according to the United Nations and McKinsey. The African population boom is expected to lead to mass urbanization and an increase in productivity and per capita spending. Africa is the world’s fastest urbanizing region, with an additional 187 million Africans expected to live in cities over the next decade. Urbanization strongly correlates with the rate of real gross domestic product, or GDP, growth, because productivity in cities is typically more than double that in the countryside. This higher productivity translates into higher incomes, and cities offer better access to infrastructure, education, and new markets, resulting in more rapid growth in consumption by households and businesses. Per capita consumption in African cities is on average 80% higher than that in the countryside. The steady growth and shifting demand patterns of Africa’s consumer markets offer significant opportunities for companies both serving households’ basic needs and providing more sophisticated goods and services. Consumer spending on basic goods and services is projected to experience significant growth, creating an array of investment opportunities across a variety of industries, including food and beverages, housing, healthcare, financial services, telecommunications and hospitality. Additionally, the African Continental Free Trade Agreement, or AfCFTA, is in the process of being implemented across the continent, as 34 countries to date have ratified the agreement. The United Nations Economic Commission for Africa estimates that the AfCFTA has the potential to boost intra-African trade by 52% in 2022, compared with trade levels in 2010. The agreement aims to lower trade barriers, establish common customs unions and aid in capital and labor movement, with an ultimate goal of transforming Africa into the next global manufacturing hub.
Across the
Sub-Saharan
region, various African nations provide differentiated investment opportunities with companies that benefit from similar tailwinds. South Africa, for example, is home to some of the most developed infrastructure in Africa, including strong financial and digital infrastructure. The country also hosts strong financial institutions and global firms, a sophisticated legal system, an educated population and an experienced talent pool. South Africa has large and established local banks in addition to global banks that operate locally. There is also a robust, small cap private equity sector and an active, liquid, stock exchange. South Africa’s sophisticated legal system is based on English Law and is generally considered as investor friendly, with relevant case law and liberalized currency control for non-residents.
Foreign investment is actively encouraged in all sectors of the economy and generally there are few restrictions on investment or foreign ownership, however broad based black economic empowerment (including ownership) is an important component of operating in South Africa and transforming the economy. South Africa also hosts one of the continent’s strongest education systems and produces corporate leaders which attracts some of the world’s largest companies, including AB InBev, Anglo American, De Beers, Microsoft, Unilever, Vodacom, SAP and Barclays. These companies help to develop local talent through corporate training programs found in developed markets. From the strong corporate presence and historical access to tertiary education, South Africa has a strong pool of experienced executive and managerial talent. Additionally, South Africa provides the largest and most compelling at scale opportunity for investment, as approximately 70% of the corporations in
Sub-Saharan
Africa with revenue greater than $500 million are based in South Africa.

In addition to companies based in South Africa, we will also pursue businesses that are based in more stable economies and have widespread operations across Africa. Countries such as Nigeria and Kenya are increasingly producing sizeable companies that are attracting foreign capital and could be attractive target opportunities. Additionally, Europe continues to be a popular market to invest in Africa from, and with our European TowerBrook network, we believe we are uniquely positioned to identify and evaluate those investment opportunities.
We believe we are well positioned to take advantage of this market opportunity because of the backgrounds of the members of our management team. Andrew Rolfe, our Chief Executive Officer, and Gareth Penny, our
Non-Executive
Chairman, are both originally from South Africa, and retain close ties to its small, tight-knit business community. They each have strong relationships across top institutions that can help us to identify attractive, proprietary opportunities. Their professional networks span from financial institutions to large corporations to law firms and government organizations. Together their relationships and local knowledge will be helpful during company and personal vetting, as well as due diligence throughout the business combination process.
We believe that a special purpose acquisition company is an optimal vehicle to capitalize on the largely underpenetrated African market, and offers a number of unique advantages to potential targets across the continent. Additionally, we believe a special purpose acquisition company provides a compelling opportunity for publicly listed companies on African stock exchanges, such as those listed on the Johannesburg Stock Exchange, or JSE. A U.S. listing would provide a
JSE-listed
company with unique access to foreign capital markets, capital to pursue transformative initiatives, a liquidity opportunity for current shareholders, and long-term, ongoing access to the TowerBrook global platform and resources. A U.S. listing could also potentially lead to a new valuation rating based on increased exposure. It would also provide the opportunity for current South African institutional shareholders to retain their ownership via an inward listing. Given our management team’s significant experience both investing in and operating African businesses, we believe we are best positioned among sponsors to address the needs and realize the benefits of a blank check company transaction for a South African or
Sub-Saharan
African focused business combination target.
Our Business Strategy
Our business strategy consists of identifying and completing a business combination with an African company underpinned by an ESG mandate to create long-term value for our shareholders. We believe our management team’s experience and local contacts are differentiated and will enable us to successfully identify and execute an initial business combination. We plan to leverage our team’s extensive network of relationships, ranging from senior management teams at public and private companies to renowned investors and advisors with connections to
Sub-Saharan
Africa, to assist in the sourcing of potential targets for our initial business combination.
We believe our team’s strong network and differentiated expertise will help us execute on our business strategy:

•
Local knowledge and connections:
Our Chief Executive Officer, Andrew Rolfe, and our
Non-Executive
Chairman, Gareth Penny, are both originally from South Africa and have strong professional and social networks in the country’s tight-knit business community. These relationships span the financial, corporate, legal, and political sectors. Their relationships and local knowledge will give our company credibility with South African businesses and help aid in the thorough company vetting and due diligence processes.

•
Leader in ESG investing:
TowerBrook was the first mainstream private equity fund in the world to be certified as a B Corporation and has been a thought leader in responsible ownership of its investments. TowerBrook partners with its portfolio companies to embed responsible risk management processes, pursue board and management diversity and implement ESG policies. Our management will be guided by ESG principles when evaluating potential targets and will seek to enhance them in the chosen company.

•
Global platform and resources
: Our management team will leverage TowerBrook’s international investment platform to help identify, evaluate and perform comprehensive due diligence on companies in connection with the business combination. In addition, TowerBrook’s global network of portfolio companies and advisors may be able to help South African corporations expand and grow internationally.

•
Experience with complex and unique situations
: Our team has a proven track record of successfully executing complex transactions and navigating complicated regulatory environments to deliver value to clients. We believe this demonstrated expertise will enable our management team to structure and execute an attractive cross-border transaction.

We expect to be a long-term partner to the post-merger entity and to work together with the management team to assist in the transition to a U.S.-listed company and drive long-term growth. We believe our transatlantic investment platform, African relationship network and commitment to ESG initiatives differentiate us as a value-add
partner for a leading African company.
Our Investment Criteria
Consistent with our strategy, we have identified the following characteristics and guidelines that we believe are important in evaluating potential target businesses. We intend to use these criteria and guidelines in assessing acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to pursue an initial business combination with companies that have the following attributes:

•	Focus on ESG and social empowerment. We will look for companies focused on making a positive impact across a variety of ESG themes within the African community, as well as on a larger scale.

•
Underpenetrated and growing total addressable market.
Based on our prior research and personal experience, we believe Africa presents a significant opportunity to invest in companies which serve a massively underpenetrated total addressable market. The continent holds significant potential due to its geographical size, favorable population trends and the emergence of a middle-class in certain countries, and we believe that South Africa is the gateway to realizing that potential.

•
Strong management team.
We will look to partner with a passionate, experienced management team that is capable of scaling a business across Africa and the globe. We will also evaluate ways to support the team in its transition to becoming a U.S.-listed company and beyond.

•
Attractive valuation.
Valuations in South Africa have decreased significantly over the past few years and we believe there to be a large number of opportunities available at attractive valuation of U.S. peers, with the Consumer Services, Consumer Goods, Industrials, and Healthcare sectors trading at particularly low valuation levels. We seek an acquisition of a company that has potential to grow and ascertain valuation levels in line with its global peers.

•
Potential to benefit from TowerBrook’s long-term sponsorship
. We intend to acquire a company which we believe will benefit from our proprietary relationship network, global brand and value creation strategies to grow its business and improve operational processes.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that from time to time our management may deem relevant.
In the event that we decide to enter into our initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria and guidelines in our shareholder communications related to our initial business combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC.
Initial Business Combination
So long as our securities are then listed on Nasdaq, our initial business combination must occur with one or more target businesses that together have an aggregate fair market value of at least 80% of the net assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of the Financial Industry Regulatory Authority, or FINRA, or from an independent valuation, appraisal or accounting firm. Our shareholders may not be provided with a copy of such opinion nor will they be able to rely on such opinion. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.
We may, at our option, pursue an acquisition opportunity jointly with one or more entities affiliated with TowerBrook, funds managed or advised by TowerBrook or its affiliates or one or more investors (third-party investors or investors in funds managed by TowerBrook), which we refer to as an “Affiliated Joint Acquisition.” Any such parties may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by issuing to such parties a class of equity or equity-linked securities. We refer to this potential future issuance, or a similar issuance to other specified purchasers, as a “specified future issuance” throughout this Report. The amount and other terms and conditions of any such specified future issuance would be determined at the time thereof. We are not obligated to make any specified future issuance and may determine not to do so. This is not an offer for any specified future issuance. Pursuant to the anti-dilution provisions of our Class B ordinary shares, any such specified future issuance would result in an adjustment to the conversion ratio such that our initial shareholders and their permitted transferees, if any, would retain their aggregate percentage ownership at 20% of the sum of the total number of all shares outstanding upon completion of our initial public offering plus all shares issued in the specified future issuance, unless the holders of a majority of the then-outstanding Class B ordinary shares agreed to waive such adjustment with respect to the specified future issuance at the time thereof. They may waive such specified future issuance due to (but not limited to) the following closing conditions which are part of the initial business combination: (i) during negotiations with holders of our Class A shares on structuring an initial business combination; (ii) during negotiations with parties providing financing which would trigger the anti-dilution provisions of the Class B ordinary shares; or (iii) as part of the Affiliated Joint Acquisition. We cannot determine at this time whether a majority of the holders of our Class B ordinary shares at the time of any such specified future issuance would agree to waive such adjustment to the conversion ratio. If such adjustment is not waived, the specified future issuance would not reduce the percentage ownership of holders of our Class B ordinary shares, but would reduce the percentage ownership of holders of our Class A ordinary shares. If such adjustment is waived, the specified future issuance would reduce the percentage ownership of holders of both classes of our ordinary shares.

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the prior owners of the target business, the target management team or shareholders or for other reasons, including an Affiliated Joint Acquisition as described above. However, we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). Even if the post-business combination company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target business or issue a substantial number of new shares to third parties in connection with financing our initial business combination. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.
To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, we may be affected by numerous risks inherent in such company or business. These risks include, among others, investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors and we may not have adequate time to complete due diligence.
In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.
We have filed a Registration Statement on Form 8 A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
Our Acquisition Process
In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, reports about the potential target business prepared by third parties, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. Additionally, members of our management team and of our board of directors have significant executive management and public company experience, and accordingly have developed a deep network of contacts and relationships that will provide us with an important source of acquisition opportunities. We also anticipate that opportunities will be brought to our attention by various unaffiliated sources, including investment banks, private equity groups, consultants, accounting firms and other investment market participants. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent valuation, appraisal or accounting firm that our initial business combination is fair to our company from a financial point of view.
Members of our management team may directly or indirectly own founder shares and/or private placement warrants following our initial public offering, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our founders, officers, directors and advisors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such founders, officers, directors and advisors was included by a target business as a condition to any agreement with respect to our initial business combination.
TowerBrook and its affiliates are from time to time made aware of potential business opportunities, one or more of which we may desire to pursue for a business combination, but we have not (nor has anyone on our behalf) entered into a definitive agreement with a specific target business.
Each of our founders, officers, directors and advisors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such founder, officer, director or advisor is or will be required to present a business combination opportunity to such entity. Accordingly, subject to their fiduciary duties under Cayman Islands law, if any of our founders, officers, directors or advisors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity before we can pursue such opportunity. We expect that if an opportunity is presented to one of our founders, officers, directors or advisors in his or her capacity as a founder, an officer, a director or an advisor of one of those other entities, such opportunity would be presented to such other entity and not to us. For more information on the entities to which our founders, officers, directors and advisors currently have fiduciary or contractual obligations, please refer to Item 10 “Conflicts of Interest.” To address the matters set out above, our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any founder, director, officer or advisor, on the one hand, and us, on the other. In addition, our amended and restated articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
In addition, TowerBrook and its affiliates, our sponsor and our founders, officers, directors and advisors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. We do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
Other Considerations
TowerBrook and its affiliates manage multiple investment vehicles and may raise additional funds and/or accounts in the future, which may be during the period in which we are seeking our initial business combination. These TowerBrook investment entities may be seeking acquisition opportunities and related financing at any time.

Certain of our founders, officers, directors and advisors have fiduciary and contractual duties to TowerBrook and its affiliates and to certain companies in which TowerBrook Funds have invested. Accordingly, subject to their fiduciary duties under Cayman Islands law, if any of our founders, officers, directors or advisors becomes aware of an acquisition opportunity which is suitable for an entity to which they have then current fiduciary or contractual obligations, they will need to honor their fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. However, we do not expect these duties to present a significant conflict of interest with our search for an initial business combination. We believe this conflict of interest will be naturally mitigated, to some extent, by the differing nature of the acquisition targets TowerBrook typically considers most attractive for the TowerBrook Funds it manages and the types of acquisitions we expect to find most attractive. While TowerBrook Funds do invest in public companies, TowerBrook’s traditional private equity activities typically involve investing in private companies, and while TowerBrook Funds may take portfolio companies public, TowerBrook Funds typically invest in those entities several years prior to an initial public offering, not at the time of such offering. As a result, we may become aware of a potential transaction that is not a fit for the traditional private equity activities of TowerBrook and its affiliates but that is an attractive opportunity for us.
Our founders, officers, directors, advisors and TowerBrook, or its affiliates may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates and the director and officer teams. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination.
In addition, our founders, officers, directors and advisors are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, our founders, officers, directors and advisors have; and will have in the future; time and attention requirements for current and future investment funds, accounts, co-investment
vehicles and other entities managed by TowerBrook or its affiliates. To the extent any conflict of interest arises between, on the one hand, us and, on the other hand, investment funds, accounts, co-investment
vehicles and other entities managed by TowerBrook or its affiliates (including, without limitation, arising as a result of certain of our founders, officers, directors and advisors being required to offer acquisition opportunities to such investment funds, accounts, co-investment
vehicles and other entities), TowerBrook and its affiliates will resolve such conflicts of interest in their sole discretion in accordance with their then existing fiduciary, contractual and other duties and there can be no assurance that such conflict of interest will be resolved in our favor.
Status as a Public Company
We believe our structure makes us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination with us. In a business combination transaction with us, the owners of the target business may, for example, exchange their shares of stock, shares or other equity interests in the target business for our Class A ordinary shares (or shares of a new holding company) or for a combination of our Class A ordinary shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses will find this method a more expeditious and cost effective method to becoming a public company than the typical initial public offering. The typical initial public offering process takes a significantly longer period of time than the typical business combination transaction process, and there are significant expenses in the initial public offering process, including underwriting discounts and commissions, that may not be present to the same extent in connection with a business combination with us.
Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriter’s ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or have negative valuation consequences. Once public, we believe the target business would then have greater access to capital, an additional means of providing management incentives consistent with shareholders’ interests and the ability to use its shares as currency for acquisitions. Being a public company can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.
While we believe that our structure and our management team’s backgrounds make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek shareholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding
advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved, If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that are held by non-affiliates
exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates
did not exceed $250 million as of the prior June 30, or (2) our annual revenues did not exceed $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
did not exceed $700 million as of the prior June 30.
Financial Position
As of December 31, 2021, we had approximately $200 million available to consummate an initial business combination, after payment of the expenses of our initial public offering and $4,000,000 of deferred underwriting fees. With these funds available for a business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.
Effecting Our Initial Business Combination
General
We are not presently engaged in, and we do not expect to engage in, any operations until we complete our initial business combination. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the sale of the private placement warrants, the proceeds of the sale of our shares in connection with our initial business combination (pursuant to forward purchase agreements or backstop agreements into which we may enter), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing or other sources. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-business combination company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.
We may need to obtain additional financing to complete our initial business combination, either because the transaction requires more cash than is available from the proceeds held in our trust account, or because we become obligated to redeem a significant number of our public shares upon completion of the business combination, in which case we may issue additional securities or incur debt in connection with such business combination. There are no prohibitions on our ability to issue securities or incur debt in connection with our initial business combination. We are not currently a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities, the incurrence of debt or otherwise.
Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.
Sources of Target Businesses
We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity groups, investment banking firms, consultants, accounting firms and large business enterprises. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since some of these sources will have read this Report (and/or the prospectus relating to our initial public offering) and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is). We have agreed to pay our sponsor a total of $10,000 per month for office space, secretarial and administrative support and to reimburse our sponsor for any out-of-pocket
expenses related to identifying, investigating and completing an initial business combination. Some of our officers and directors may enter into employment or consulting agreements with the post-business combination company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate.
We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent valuation, appraisal or accounting firm that our initial business combination is fair to our company from a financial point of view.

Each of our founders, officers, directors and advisors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities and other entities that are affiliates of our sponsor, pursuant to which such founder, officer, director or advisor is or will be required to present a business combination opportunity to such entity. Accordingly, subject to their fiduciary duties under Cayman Islands law, if any of our founders, officers, directors or advisors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity before we can pursue such opportunity. See Item 10 “Conflicts of Interest.”
To address the matters set out above, our amended and restated memorandum and articles of association provide that we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any business opportunity which may be a corporate opportunity for both us and our sponsor and another entity, including any entities managed by our sponsor or its affiliates and any companies in which our sponsor or such entities have invested or about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
Evaluation of a Target Business and Structuring of Our Initial Business Combination
In evaluating a prospective target business, we expect to conduct an extensive due diligence review which may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We will also utilize our management team’s operational and capital planning experience. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.
The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. The company will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Lack of Business Diversification
For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•
subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team
Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.
We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.
Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.
Shareholders May Not Have the Ability to Approve Our Initial Business Combination
We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by applicable law or stock exchange listing requirement, or we may decide to seek shareholder approval for business or other reasons.
Under Nasdaq listing rules, shareholder approval would typically be required for our initial business combination if, for example:

•
We issue (other than in a public offering for cash) ordinary shares that will either (a) be equal to or in excess of 20% of the number of our ordinary shares then-outstanding or (b) have voting power equal to or in excess of 20% of the voting power then-outstanding;

•
Any of our directors, officers or substantial security holder (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or in the consideration to be paid in the transaction or otherwise and the present or potential issuance of ordinary shares could result in an increase in issued and outstanding ordinary shares or voting power of 5%; or

•	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.
The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and reasons, which include a variety of factors, including, but not limited to:

•
the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.
Permitted Purchases and Other Transactions with Respect to Our Securities
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our founders, sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our founders, sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public
information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.
In the event that our founders, sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.
The purpose of any such transaction could be to (i) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (ii) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (iii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.
In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.
Our founders, sponsor, officers, directors and/or their affiliates anticipate that they may identify the shareholders with whom our founders, sponsor, officers, directors or their affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A ordinary shares) following our mailing of tender offer or proxy materials in connection with our initial business combination. To the extent that our founders, sponsor, officers, directors, advisors or their affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against our initial business combination, whether or not such shareholder has already submitted a proxy with respect to our initial business combination but only if such shares have not already been voted at the shareholder meeting related to our initial business combination. Our founders, sponsor, executive officers, directors, advisors or their affiliates will select which shareholders to purchase shares from based on the negotiated price and number of shares and any other factors that they may deem relevant, and will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Our founders, sponsor, officers, directors and/or their affiliates will be restricted from making purchases of shares if the purchases would violate Section 9(a)(2) or Rule
10b-5
of the Exchange Act. We expect any such purchases would be reported by such person pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the Marketing Fee (as defined below) we will pay to the underwriter and TowerBrook Financial. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we maintain a listing for our securities on Nasdaq, we are required to comply with Nasdaq rules.

If we held a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•
conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.
In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 7,500,001 or 37.5% (assuming all issued and outstanding shares are voted), or 1,250,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted) of the 20,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•
file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule
10b5-1
to purchase Class A ordinary shares in the open market, in order to comply with Rule
14e-5
under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule
14e-1(a)
under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.
Limitation on Redemption upon Completion of Our Initial Business Combination If We Seek Shareholder Approval
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as “Excess Shares,” without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.
However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination.
Tendering Share Certificates in Connection with a Tender Offer or the Exercise of Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.
There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the shareholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.
Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.
If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.
If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 24 months from the closing of our initial public offering.
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provide that we have 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any founder, executive officer, director, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $252,323 held outside the trust account plus up to $100,000 of funds from the trust account (as of December 31, 2021) available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.
If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share
redemption amount received by shareholders upon our dissolution would be $10.00. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share
redemption amount received by shareholders will not be less than $10.00. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.
Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.
In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided
that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our founders, officers, directors or advisors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share
redemption price will not be less than $10.00 per public share.
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $252,323 from the proceeds held outside the trust account (as of December 31, 2021) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.00 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

Competition
In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies, operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.
Facilities
We currently maintain our executive offices at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman,
KY1-1102,
Cayman Islands. The cost for our use of this space is included in the $10,000 per month fee we pay to our sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on Nasdaq. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. We consider our current office space adequate for our current operations.
Employees
We currently have one executive officer. This individual is not obligated to devote any specific number of hours to our matters, but he intends to devote as much of his time as he deems necessary to our affairs until we have completed our initial business combination. The amount of time he will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the completion of our initial business combination.
Periodic Reporting and Financial Information
We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this Report contains and our subsequent annual reports will contain financial statements audited and reported on by our independent registered public accountants.
We will provide shareholders with audited financial statements of the prospective target business as part of the proxy solicitation materials or tender offer documents sent to shareholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the required time period. We cannot assure you that any specific target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We have filed a Registration Statement on
Form 8-A with
the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are a Cayman Islands exempted company. Exempted companies are Cayman Islands companies conducting business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (As Revised) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory
vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.
In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.
We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates
exceeds $700 million as of the end of that year’s second fiscal quarter, and (2) the date on which we have issued more than $1.0 billion in non-convertible
debt securities during the prior three-year period. References herein to emerging growth company will have the meaning associated with it in the JOBS Act.

Additionally, we are a smaller reporting company as defined in Item 10(f)(1) of
Regulation S-K. Smaller
reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds
$700 million as of the end of that year’s second fiscal quarter.

Item 1A.	Risk Factors
You should consider carefully all of the risks described below, together with the other information contained in this Report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business.
Risks Relating to our Search for, and Consummation of or Inability to Consummate, a Business Combination
Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.
We may choose not to hold a shareholder vote before we complete our initial business combination if the business combination would not require shareholder approval under applicable law or Nasdaq rules. For instance, if we were seeking to acquire a target business where the consideration we were paying in the transaction was all cash, we would typically not be required to seek shareholder approval to complete such a transaction. Except for as required by applicable law or stock exchange listing requirement, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may complete our initial business combination even if holders of a majority of our issued and outstanding ordinary shares do not approve of the business combination we complete.
If we seek shareholder approval of our initial business combination, after approval of our board, our sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
Our initial shareholders beneficially own, on an
as-converted
basis, 20% of our outstanding ordinary shares following the completion of our initial public offering. Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our initial business combination only if a simple majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 7,500,001 or 37.5% (assuming all issued and outstanding shares are voted), or 1,250,001, or 6.25% (assuming only the minimum number of shares representing a quorum are voted) of the 20,000,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of any target businesses. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the marketing fee payable to the underwriter and TowerBrook Financial (the “Marketing Fee”) will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the Marketing Fee and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire Marketing Fee.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption of our public shares until we liquidate or you are able to sell your shares in the open market.
The requirement that we consummate an initial business combination by March 22, 2023, may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our business combination deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must consummate an initial business combination by March 22, 2023. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
outbreak and the status of debt and equity markets.
On March 11, 2020, the World Health Organization characterized the coronavirus
(COVID-19)
outbreak as a “pandemic.” The
COVID-19
outbreak has resulted in, and a significant outbreak of other infectious diseases could result in, a widespread health crisis adversely affecting the economies and financial markets worldwide, potentially including the business of any potential target business with which we intend to consummate a business combination. Furthermore, we may be unable to find or evaluate potential business combination opportunities or complete a business combination at all if concerns relating to
COVID-19
continue to restrict travel, limit the ability to have meetings with potential investors or make it impossible or impractical to negotiate and consummate a transaction with the target company’s personnel, vendors and service providers in a timely manner, if at all. The extent to which
COVID-19
impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including the actions to contain
COVID-19
or its impact, among others. While vaccines for
COVID-19
are being, and have been developed, there is no guarantee that any such vaccine will be durable and effective consistent with current expectations and we expect it will take significant time before the vaccines are available and accepted on a significant scale. The disruptions posed by
COVID-19
or other public health emergencies, diseases or matters of global concern could materially adversely affect our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.
In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by
COVID-19
and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.
Our ability to identify a target and to consummate an initial business combination may be adversely affected by uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.
In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany, and France, as well as the European Union, issued broadranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and oligarchs, and the freezing of Russian assets. The sanctions include a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT”, the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.
The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, including but not limited to, the financial, energy, metals and mining, engineering, and defense and defense-related materials sectors. Such actions also may result in the decline of the value and liquidity of Russian securities, a weakening of the ruble. In response to sanctions, the Russian Central Bank raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. Such actions could, for example, include restricting gas exports to other countries, seizure of U.S. and European residents’ assets, or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby potential business combination targets.
We may not be able to consummate an initial business combination by March 22, 2023, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
We may not be able to find a suitable target business and consummate an initial business combination by March 22, 2023. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally, and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “Item 1A “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
If we seek shareholder approval of our initial business combination, our founders, sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our founders, sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions.
In the event that our founders, sponsor, directors, executive officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) vote in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination, (2) reduce the number of public warrants outstanding or vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination or (3) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. See Item 1 “Business—Effecting Our Initial Business Combination—Permitted Purchases and Other Transactions with Respect to Our Securities” for a description of how our founders, sponsor, directors, executive officers, advisors or their affiliates will select which shareholders to purchase securities from in any private transaction.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See Item 1 “Business—Effecting Our Initial Business Combination—Tendering Share Certificates in Connection with a Tender Offer or the Exercise of Redemption Rights.”
You are not entitled to protections normally afforded to investors of many other blank check companies.
Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business, we are considered to be a “blank check” company under the United States securities laws. However, because we have net tangible assets of at least $5,000,001, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.
Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We have encountered and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources are relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of our initial public offering and the sale of the private placement warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our initial business combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. See Item 1A “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our initial public offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
As of December 31, 2021, we had $252,323 in cash held outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team are sufficient to allow us to operate for at least the 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
If we are required to seek additional capital, we would need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.50 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our initial business combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per public share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless. See Item 1A “Risk Factors—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share.
Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.
Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share
redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement (the form of which is filed as an exhibit to our registration statement), our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.
However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.
In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per public share.
We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.
We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
The securities in which we invest the proceeds held in the trust account could bear a negative rate of interest, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $10.00 per share.
The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $200,000,000 may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $200,000,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.
If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share
amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.
In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.
In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.
We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing an initial business combination within 24 months from the closing of our initial public offering, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We have identified material weaknesses in our internal control over financial reporting as of December 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
We have concluded that there were material weaknesses in our internal controls over financial reporting as of December 31, 2021 as described in more detail under Item 9A. “Controls and Procedures.” A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.
If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, our public shareholders may be forced to wait beyond such 24 months before redemption from our trust account.
If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of their redemption or any liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon their redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.
Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our initial business combination.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. Holders of our public shares will not be entitled to vote on the election of directors during such time. In addition, prior to our initial business combination, holders of our founder shares may by ordinary resolution remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of an initial business combination.
We may not hold an annual meeting of shareholders until after the consummation of our initial business combination.
In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or shareholder meetings to elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to elect directors and to discuss company affairs with management. Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of shareholders) serving a three-year term. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our initial business combination.
Because we are neither limited to evaluating a target business in a particular industry sector nor have we entered into a definitive agreement with any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.
We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our initial business combination solely with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.
We will consider an initial business combination outside of our management’s area of expertise if such an initial business combination target is presented to us and we determine that such candidate offers an attractive business combination opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in an initial business combination target. In the event we elect to pursue an initial business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following our initial business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.
Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, including such potential target businesses’ focus on and commitment to ESG principles, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.
Although we have identified general criteria and guidelines for evaluating prospective target businesses, including such potential target businesses’ focus on and commitment to ESG principles, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. Even if we are able to identify and enter into an initial business combination with a target business that is focused on and committed to ESG principles, there can be no guarantee that such business combination will succeed in creating long-term value for the company’s shareholders.
We are not required to obtain an opinion from an independent accounting or investment banking firm in connection with an initial business combination, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.
Unless we complete our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our initial business combination.
We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. The Class B ordinary shares will automatically convert into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares in connection with our redeeming the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•
may significantly dilute the equity interest of investors in our initial public offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

•
could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;

•	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants; and

•	may not result in adjustment to the exercise price of our warrants.
Unlike some other similarly structured blank check companies, our sponsor will receive additional Class A ordinary shares if we issue shares to consummate an initial business combination.
The founder shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares issued upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding following our initial public offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial business combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial business combination and any private placement warrants issued to our sponsor, any of its affiliates or any members of our management team upon conversion of working capital loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
This is different than some other similarly structured blank check companies in which the initial shareholders will only be issued an aggregate of 20% of the total number of shares to be outstanding prior to the initial business combination.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
TowerBrook Funds and their portfolio companies may compete with us for acquisition opportunities.
TowerBrook and its affiliates manage several existing TowerBrook Funds and may launch additional TowerBrook Funds during the period in which we are seeking an initial business combination. One or more TowerBrook Funds or portfolio companies of TowerBrook Funds may compete with us for acquisition opportunities. If any TowerBrook Fund decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. In addition, investment ideas generated by TowerBrook or its affiliates, including by Mr. Rolfe and other persons who may make decisions for the company, may be suitable for both us and for a current or future TowerBrook Fund and may be directed to such TowerBrook Fund rather than to us, subject to applicable fiduciary duties. None of TowerBrook, any of its affiliates nor any member of our management team who is also an employee or a partner of, or an advisor to, TowerBrook or any of its affiliates has any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as an employee or a partner of, or an advisor to, TowerBrook or any of its affiliates.
TowerBrook and its affiliates and/or our management, in their capacities as employees or partners of, or advisors to, TowerBrook or its affiliates or in their other endeavors, may choose to present potential business combinations to one or more TowerBrook Funds, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. In addition, TowerBrook or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies.
We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, executive officers, directors or initial shareholders which may raise potential conflicts of interest.
In light of the involvement of our sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, executive officers, directors or initial shareholders, which may raise potential conflicts of interest. Our directors also serve as officers and board members for other entities, including, without limitation, those described under Item 10 “Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our initial business combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination as set forth in Item 1 “Business—Effecting Our Initial Business Combination—Evaluation of a Target Business and Structuring of Our Initial Business Combination” and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our sponsor, executive officers, directors or initial shareholders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

We may engage TowerBrook Financial, an affiliate of our sponsor, as our lead financial advisor on our business combination and other transactions. Any fee in connection with such engagements may be conditioned upon the completion of such transactions. We engaged TowerBrook Financial, together with the underwriter, to act as our advisors in connection with the marketing of our business combination and we will agree to pay the underwriter and TowerBrook Financial the Marketing Fee upon consummation of our business combination. Financial interests in the completion of such transactions may influence the advice such affiliate provides.
In the future, we may engage TowerBrook Financial, an affiliate of our sponsor, as a financial advisor in connection with our initial business combination. Investment banking professionals of TowerBrook Financial working on such engagement may be members of our sponsor. In connection with such engagement, we may pay such affiliate a customary financial advisory fee in an amount that constitutes a market financial advisory fee for comparable transactions. Pursuant to any such engagement, the affiliate may earn its fee upon closing of the initial business combination. The payment of such fee would likely be conditioned upon the completion of the initial business combination.
Prior to consummation of our initial public offering, we engaged TowerBrook Financial, together with the underwriter, to act as our advisors in connection with the marketing of our business combination and we will pay to TowerBrook Financial and the underwriter a fee for such services upon consummation of our initial business combination.
Therefore, affiliates of our sponsor will have additional financial interests in the completion of the initial business combination. These financial interests may influence the advice any such affiliate provides us as our financial advisor, which advice would contribute to our decision on whether to pursue a business combination with any particular target.
We may pay the underwriter or its affiliates fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no fees or other compensation for such services will be paid to the underwriter or its affiliates prior to the date that is 60 days from the date of our final prospectus, unless such payment would not be deemed underwriter’s compensation in connection with our initial public offering. The underwriter is also entitled to receive a Marketing Fee that is conditioned on the completion of an initial business combination. The underwriter’s or its affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.
On February 1, 2021, our sponsor paid $25,000, or approximately $0.003 per share, to cover certain expenses on our behalf in consideration of 7,187,500 Class B ordinary shares, par value $0.0001. On March 22, 2021, our sponsor effected a share surrender resulting in our initial shareholders holding 5,750,000 Class B ordinary shares. Each of Mr. Penny, Mr. Crawley, Ms. Ntshona and Radebe Healthcare currently owns 100,000, 35,000, 30,000 and 30,000 of the Class B ordinary shares noted above, respectively, which were transferred from our sponsor to them on March 12, 2021. Prior to the initial investment in the company of $25,000 by our sponsor, the company had no assets, tangible or intangible. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor has purchased an aggregate of 4,333,334 private placement warrants, each exercisable to purchase one Class A Ordinary Share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant (the “Private Placement Warrants”) generating gross proceeds of $6,500,001. If we do not consummate an initial business combination within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. In addition, we have engaged TowerBrook Financial, together with the underwriter, to act as our advisors in connection with the marketing of our business combination and we may engage TowerBrook Financial as our lead financial advisor on our business combination and other transactions, in each case, with fees for such engagements to be conditioned upon the completion of the business combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this report. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 22, 2023, then we will cease all operations except for the purpose of liquidating. Our liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Report do not include any adjustments that might result from our inability to continue as a going concern.
We may issue notes or other debt securities, or otherwise incur substantial debt, to complete an initial business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.
Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, we do not expect any issuance of debt will affect the per-share
amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;

•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement warrants, which will cause us to be solely dependent on a single business, which may have a limited number of products or services and limited operating activities. This lack of diversification may negatively impact our operations and profitability.
The net proceeds from our initial public offering and the sale of the private placement warrants provided us with an aggregate of $202,500,001, consisting of net proceeds of $196,000,000 from our initial public offering (net of $4,000,000 in underwriting costs) and proceeds of $6,500,001 from the sale of private placement warrants.
We may effectuate our initial business combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.
This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.
We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.
If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in an initial business combination with a company that is not as profitable as we suspected, if at all.
In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.
We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.
We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.
To the extent we complete our initial business combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our business combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.
We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.
Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold, except that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even if a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our founders, sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds
( 2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of our ordinary shares who attend and vote at a shareholder meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our memorandum and articles of association or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.
The provisions of our amended and restated memorandum and articles of association that relate to the rights of holders of our Class A ordinary shares (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of a special resolution which requires the approval of the holders of at least two-thirds
(2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of our ordinary shares who attend and vote at a shareholder meeting of the company, which is a lower amendment threshold than that of some other blank check companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial business combination that some of our shareholders may not support.
Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s shareholders. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the sale of the private placement warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares, provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our initial business combination may only be amended by a special resolution passed by not less than two-thirds
of our ordinary shares who attend and vote at our shareholder meeting which shall include the affirmative vote of a simple majority of our Class B ordinary shares. Our initial shareholders and their permitted transferees, if any, who collectively beneficially own, on an as-converted
basis, 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business
combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.
Although we believe that the net proceeds of our initial public offering and the sale of the private placement warrants will be sufficient to allow us to complete our initial business combination, because we have not yet entered into a definitive agreement with any specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering and the sale of the private placement warrants prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.
Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.
Our initial shareholders beneficially own, on an
as-converted
basis, 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including appointment of our directors, amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.

In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. We may not hold an annual meeting of shareholders to elect new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the election of directors and to remove directors prior to our initial business combination.
Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.
The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with GAAP in connection with our current report on Form
8-K
announcing the closing of our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing a business combination.
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.
Risks Relating to the Post-Business Combination Company
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.
Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off
assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash
items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing
debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

The officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The loss of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place and may resign upon completion of our initial business combination. The loss of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
Our management may not be able to maintain control of a target business after our initial business combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.
We may structure our initial business combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our initial business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.
We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company, which could, in turn, negatively impact the value of our shareholders’ investment in us.
When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to retain their securities following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

Risks Associated with Acquiring and Operating a Business in Foreign Countries
If we pursue a target company with operations or opportunities outside of the United States, with a focus on South Africa for our initial business combination, we may face additional burdens in connection with investigating, agreeing to and completing such initial business combination, and if we effect such initial business combination, we would be subject to a variety of additional risks that may negatively impact our operations.
If we pursue a target a company with operations or opportunities outside of the United States, with a focus on South Africa for our initial business combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our initial business combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers, including the impact of ongoing trade wars between the United States and foreign countries;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.
We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.
In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.
We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.
Following our initial business combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.
After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.
The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.
Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction. Given our geographic focus of potential acquisition targets, our exposure to exchange rate fluctuations and currency policies may be elevated.
Risks Relating to our Management Team
We are dependent upon our executive officers and directors, and their loss could adversely affect our ability to operate.
Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. Moreover, under the arrangements with the company, certain of our officers and directors have time and attention requirements that are owed to TowerBrook or its affiliates, including portfolio companies of TowerBrook Funds. We do not have an employment agreement with, or key-man
insurance on the life of, any of our directors or executive officers.
The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management, director or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.
In addition, the officers and directors of a business combination candidate may resign upon completion of our initial business combination. The departure of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of a business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of a business combination candidate’s management team will remain associated with the business combination candidate following our initial business combination, it is possible that members of the management of a business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.
Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.
Our key personnel may be able to remain with our company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. In addition, pursuant to an agreement entered into simultaneously with the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as our sponsor holds any securities covered by the registration and shareholder rights agreement.
Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see Item 10 “Directors and Executive Officers.”

Our founders, officers, directors and advisors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses or entities. Each of our founders, officers, directors and advisors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such founder, officer, director or advisor is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.
In addition, our sponsor, founders, officers, directors and advisors may in the future become affiliated with other blank check companies that may have acquisition objectives that are similar to ours. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us. Our amended and restated memorandum and articles of association provide that we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any business opportunity which may be a corporate opportunity for both us and our sponsor and another entity, including any entities managed by our sponsor or its affiliates and any companies in which our sponsor or such entities have invested or about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated memorandum and articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see Item 10 “Directors and Executive Officers,” Item 10 “Conflicts of Interest” and Item 13 “Certain Relationships and Related Transactions and Director Independence.”
Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.
We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our founders, sponsor, our directors or executive officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.
The personal and financial interests of our founders, directors, officers or advisors may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our founders’, directors’, officers’ and advisors’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

Risks Relating to our Securities
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
Our securities are currently listed on Nasdaq. However, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, following our initial public offering, we must maintain a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and we would generally be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. We may not be able to meet those initial listing requirements at that time, especially if there are a significant number of redemptions in connection with our initial business combination.
If Nasdaq delists any of our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter
market. If this were to occur, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•
a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, our Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.
A market for our securities may not develop, which would adversely affect the liquidity and price of our securities.
The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions, including as a result of the
COVID-19
outbreak. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.
Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.
We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.
Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
We have been advised by our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.
After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.
It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.
Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.
Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions will include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our initial business combination only holders of our Class B ordinary shares, which have been issued to our sponsor, are entitled to vote on the election of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.
Since only holders of our founder shares will have the right to vote on the election of directors, upon the listing of our shares on Nasdaq, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq rules and, as a result, we may qualify for exemptions from certain corporate governance requirements.
Prior to our initial business combination, only holders of our founder shares will have the right to vote on the election of directors. As a result, Nasdaq may consider us to be a “controlled company” within the meaning of Nasdaq corporate governance standards. Under Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under Nasdaq listing rules;

•	we have a human capital committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•
director nominations be made, or recommended to the full board, by our independent directors or by a nominating committee of our board that is composed entirely of independent directors with a written charter or resolution addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of Nasdaq, subject to applicable phase-in
rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of Nasdaq corporate governance requirements.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then-outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, or result in higher costs for warrant holders to bring a claim, which in each case may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger prices will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant for any
20-trading
days within a 30
trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise the warrants. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the market value of your warrants.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant for any
20-trading
days within a 30
trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants will be redeemable by us as so long as they are held by our sponsor or its permitted transferees.
Because each unit contains
one-third
of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.
Each unit contains
one-third
of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-third
of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.
We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our initial business combination, we will use our commercially reasonable efforts to file with the SEC a registration statement covering the issuance of such shares, and we will use our commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of our initial business combination and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus relating to our initial public offering, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, we will be required to permit holders to exercise their warrants on a cashless basis, in which case, the number of Class A ordinary shares that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 Class A ordinary shares per warrant (subject to adjustment). However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. Exercising the warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the warrants they hold. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. There may be a circumstance where an exemption from registration exists for holders of our private placement warrants to exercise their warrants while a corresponding exemption does not exist for holders of the public warrants included as part of units sold in our initial public offering. In such an instance, our sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their warrants and sell the ordinary shares underlying their warrants while holders of our public warrants would not be able to exercise their warrants and sell the underlying ordinary shares. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the warrants as set forth above even if the holders are otherwise unable to exercise their warrants.

The warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.
In certain situations, including if we are not the surviving entity in our initial business combination, the warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time. Pursuant to the warrant agreement, the surviving company will be required to use commercially reasonable efforts to register the issuance of the security underlying the warrants within 20 business days of the closing of an initial business combination.
The grant of registration rights to our sponsor may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.
Pursuant to our registration and shareholder rights agreement, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants and warrants that may be issued upon conversion of working capital loans, and the Class A ordinary shares issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares, the private placement warrants and the Class A ordinary shares issuable upon exercise of such private placement warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.
Risks Relating to South Africa
We intend to pursue a target company or opportunities outside of the United States, with a focus on South Africa. Subsequent to the completion of our initial business combination, our post-combination business will be susceptible to certain risks associated with its presence and operations in South Africa.
The risk factors described below are not an exhaustive list or explanation of all risks which our post-combination business will or could face. Some risks are not yet known and some that are not currently deemed material could later prove to be material. All of these risks, individually or in aggregate, could materially adversely affect the business, financial condition, results of operations and prospects of our post-combination business.
Political, social and economic conditions in South Africa or
Sub-Saharan
Africa more generally may materially and adversely impact our business, financial condition, results of operations and prospects.
Our post-combination business is likely to be incorporated in South Africa and to maintain significant operations in South Africa and
Sub-Saharan
Africa more generally. As a result, the post-combination business will be subject to the various political, social, economic, fiscal and monetary policies and factors that affect South Africa companies and companies operating in
Sub-Saharan
Africa more generally and which policies and factors could have a significant effect on the business, financial condition, results of operations and prospects of our post-combination business.
While South Africa features highly developed and sophisticated business sectors and financial and legal infrastructure at the core of its economy, it is also affected by socio-economic challenges such as high-levels of unemployment, poverty and crime and large parts of the South African population, particularly in rural areas, do not have access to adequate education, health care, housing and other services, including water and electricity. Government policies aimed at alleviating and redressing the disadvantages suffered by most citizens under previous governments may increase the costs and reduce the profitability of our post-combination business. These problems or proposed solutions may impede fixed inward investment into South Africa and increase emigration of skilled workers and as a result, we may have difficulties retaining qualified employees.

It is difficult to predict the future political, social and economic direction of South Africa or the manner in which any future government will attempt to address the country’s inequalities. It is also difficult to predict the impact that addressing these inequalities will have on our post-combination business. Although political conditions in South Africa are generally stable, changes may occur in the composition of its ruling party or in its political, fiscal and legal systems which might affect the ownership or operation of our post-combination business. These risks may include changes in legislation, arbitrary interference with private ownership of rights in respect of land, and changes to exchange controls, taxation and other laws or policies affecting foreign trade or investment. Any such changes, including changes in investment ratings, regulations and policies or a shift in political attitudes both within and towards South Africa are beyond our control and could materially and adversely affect the business, financial condition and results of operations of our post-combination business.
Furthermore, there has been regional, political and economic instability in countries neighboring South Africa and in
Sub-Saharan
Africa generally, which could materially and adversely affect the business, results of operations and financial condition of our post-combination business. While we believe that economic conditions in
Sub-Saharan
Africa will improve, poverty in
Sub-Saharan
Africa will decline and the purchasing power of
Sub-Saharan
African consumers will increase in the long term, there can be no assurance that these expected developments will actually materialize. The development of
Sub-Saharan
African economies, markets and levels of consumer spending are influenced by many factors beyond our control, including consumer perception of current and future economic conditions, acts of warfare and civil clashes, political uncertainty, employment levels, social and labor unrest due to economic and political factors, arbitrary interference with private ownership of rights in respect of land, inflation or deflation, real disposable income, poverty rates, wealth distribution, interest rates, taxation, currency exchange rates and weather conditions. An economic downturn, whether actual or perceived, currency volatility, a decrease in economic growth rates or an otherwise uncertain economic outlook in any region of
Sub-Saharan
Africa could have a material adverse effect on the business, financial condition, results of operations and prospects of our post-combination business.
The economy of South Africa or
Sub-Saharan
Africa more generally is exposed to high inflation, interest rates and rates of corporate tax, which could increase the operating costs and thereby reduce the profitability of our post-combination business.
The economy of South Africa and other
Sub-Saharan
countries in the past has been, and in the future may continue to be, characterized by rates of inflation and interest rates that are substantially higher than those prevailing in the United States and other highly developed economies. High rates of inflation could increase our South African and
Sub-Saharan
African-based costs and decrease the operating margins of our post-combination business. Higher interest rates increase the cost of our post-combination business’ debt financing, though conversely they also increase the amount of income we earn on any cash balances.
The tax laws of the countries in which the post combination business is likely to operate or changes thereto or to the post-combination business’ tax profile could result in a higher tax expense or a higher effective tax rate on the post-combination business’ worldwide earnings.
The post-combination business will be subject to changing tax laws, regulations and treaties in and between the countries in which it operates. The post-combination business’ tax expense will be based upon the tax laws in effect in various countries at the time that the expense will be incurred. A change in these tax laws, regulations or treaties or in the interpretation thereof, or in the valuation of the post-combination business’ deferred tax assets, which will be beyond the post-combination business’ control, could result in a materially higher tax expense or a higher effective tax rate on the post-combination business’ earnings. Additionally, the post-combination business’ expansion into new jurisdictions could adversely affect its tax profile and significantly increase its future cash tax payments.
Given that tax laws and regulations in the various jurisdictions in which the post-combination business will operate may not provide clear or definitive doctrines, the post-combination business’ expectations regarding the tax regime applied to its operations and intra-group transactions will be based on its interpretations of tax laws and regulations. The post-combination business will not be able to guarantee that such interpretations will not be questioned by the relevant tax authorities, and an adverse ruling by such tax authorities may have an adverse impact on the post-combination business’ financial condition or results of operations. In addition, the post-combination business may benefit from tax and other related exemption regimes in some of the jurisdictions where it operates. Changes in these exemption regimes or, more generally, any failure to comply with the tax laws or regulations of the countries in which the post-combination business will operate, may result in reassessments, late payment interest, fines and penalties, which could have a material adverse effect on the business, financial condition and results of operations of the post-combination business.

The South African corporate income tax rate of 27% is higher than the U.S. federal income tax rate of 21%. The South African government has announced a number of programs and initiatives that may require funding from a variety of sources, including from an increase in existing tax rates, including the corporate income tax rate; amendments to existing South African tax legislation; or through the introduction of additional taxes. An increase in the effective South African corporate income tax rate will adversely impact the profitability and cash flow generation of our post-combination business. The same may apply to other
Sub-Saharan
African countries.
Our post-combination business will be exposed to foreign exchange risk.
Our post-combination business is likely to operate in South Africa and across many countries in
Sub-Saharan
Africa and therefore will be exposed to foreign exchange risk arising from various currency exposures, primarily with respect to local currencies versus the U.S. dollar. Each of the operating entities in the post-combination business will be exposed to varying levels of foreign exchange risk, such as when an operating entity enters into transactions that are not denominated in its functional currency. When the operating entities in the post-combination business recognize assets, liabilities and results in their local currency, it will create translation risk when converting the net asset value into another currency. Net earnings will also be exposed to the same risk; such an exposure remains until the accumulated net earnings are converted into another currency prior to remitting dividends and distributions. Foreign exchange risk may be heightened in the future by any local currency devaluation. For example, in recent years, the value of the South African rand, as measured against the U.S. dollar, the euro and the pound sterling, has been volatile. Accordingly, fluctuations in exchange rates could have a material adverse effect on the business, operating results, cash flows and financial condition of the post-combination business.
Our post-combination business’ access to and cost of funding will be affected by its credit rating, which in turn is affected by, among other factors, the sovereign credit rating of the Republic of South Africa.
Our post-combination business’ credit rating will be impacted by its business performance and leverage, as well as the financial policy and sovereign rating of the Republic of South Africa, and other factors such as global market conditions which may be outside of our control.
South Africa faces ongoing challenges in improving the country’s long-term growth potential and weak public sector revenue growth, stabilizing debt levels and addressing weaknesses at state-owned enterprises and other institutions. These factors continue to pose a risk to South Africa’s sovereign credit rating outlook. South Africa’s credit rating was downgraded by Moody’s in March 2020 and by S&P in April 2020. In the future, our post-combination business’ credit rating could also be further negatively impacted if the South African sovereign rating is further downgraded. In addition, our post-combination business’ credit rating may be downgraded if its credit metrics deteriorate outside the guidance provided by the rating agencies.
The post-combination business will be exposed to exchange controls which may restrict the ability of our post-combination business to make foreign investments and procure foreign denominated finance.
Our post-combination business will be subject to South Africa’s exchange control regulations that regulate the inflows and outflows of capital from the Common Monetary Area, or the CMA, which comprises Lesotho, Namibia, South Africa and eSwatini. Transactions between residents of the CMA (including companies) and persons whose normal place of residence, domicile or registration is outside of the CMA, are subject to exchange controls. As a result, the ability of our post-combination business to raise and deploy capital outside CMA may be restricted.

Moreover (and outside the CMA), other countries in
Sub-Saharan
Africa in which the post-combination business may operate, have adopted restrictions on the ability to transfer funds out of the country and convert local currencies into U.S. dollars. The repatriation of profit or capital (by way of dividends, inter-company loans or otherwise) may be restricted or prohibited by legal requirements applicable to the relevant entities and subsidiaries, including in the event that the liquidity or financial position of the relevant entity and subsidiary is uncertain. Any such restrictions may increase the post-combination business’ costs and impede its ability to convert these currencies into U.S. dollars and to transfer funds out of the relevant country, which could result in the post combination business having to make certain payments from other operating entities.
Although there has been ongoing relaxation of exchange controls in recent years, these regulations could hinder the ability of the post-combination business to make foreign currency-denominated investments and procure foreign currency denominated financing in the future, which could have an adverse effect on the business, financial condition, prospects, results of operations and prospects of the post-combination business.
Our post-combination business in South Africa will be evaluated for compliance with the South African government’s Broad-Based Black Economic Empowerment, or
B-BBEE,
legislation. Failure to maintain a minimum
B-BBEE
rating would result in limited ability to successfully tender for government and public entity business, and may also result in us losing certain business opportunities or clients imposing contractual penalties on us. Similar transformation and local content requirements exist in some other
Sub-Saharan
African countries.
B-BBEE
is a central part of the South African government’s economic transformation strategy. A multi-faceted approach to
B-BBEE
has been adopted, including a number of components which aim to increase the numbers of black people (being South African citizens who have been racially classified as African, Indian or Coloured) that manage, own and control the country’s economy, and to decrease racially based income inequalities.
The Broad-Based Black Economic Empowerment Act, No. 53 of 2003, as amended, is the principal legislation through which
B-BBEE
is measured. The Codes of Good Practice issued under that act, or the General Codes, set out the details of the measurement process.
The Minister has also published various sector-specific codes which detail the manner in which
B-BBEE
must be measured for businesses operating in particular sectors. Where a sector-specific code has been issued, businesses in that sector are required to apply the relevant sector code rather than the General Codes. The General Codes apply only where there is no sector-specific code although the General Codes and sector-specific codes apply generally the same broad principles.
Our post-combination business in South Africa will be evaluated for compliance with the South African government’s
B-BBEE
legislation against a
B-BBEE
scorecard, which has different levels based on various criteria. The broad risks that we could face should we not comply with the transformation requirements set out in the
B-BBEE
legislation, include the inability to obtain requisite licenses to operate in certain sectors, limited ability to successfully tender for government and public entity business and potential loss of customers (as private sector customers increasingly require their suppliers to have a minimum
B-BBEE
rating).
The ability to successfully tender for South African government and public entity business is dependent on whether our post-combination business meets certain specified conditions, including achieving a specified minimum
B-BBEE
rating. A level one
B-BBEE
rating has the most rigorous criteria. Additionally, many South African companies require their service providers to maintain a minimum
B-BBEE
rating, and contracts with South African clients of our post-combination business are likely to contain clauses allowing them to terminate their contracts with our post-combination business or impose specified penalties on our post-combination business if we do not maintain a minimum
B-BBEE
rating. There is no assurance that subsequent to the completion of our initial business combination we will be able maintain the existing
B-BBEE
rating with respect to our potential target in the next annual
B-BBEE
verification audits or thereafter. If we fail to maintain or achieve the required minimum
B-BBEE
ratings, we will cease to be eligible for government business opportunities, will be disqualified from bidding for certain business, and certain of our clients may terminate their contracts with us or impose penalties on us. These outcomes would have an adverse effect on our business, results of operations, financial condition, cash flow and prospects.

Similarly, in other
Sub-Saharan
African countries where the post-combination business may have operations, such operations may be required to comply with local procurement, employment equity, equity patriation, local ownership, corporate social responsibility and other regulations that are designed to address country-specific social and economic transformation and local content issues. Should the post-combination business not meet or be perceived to not be meeting country-specific transformation or local content requirements or regulations, the post-combination business’ ability to sustainably deliver on its business objectives may be impacted.
Our post-combination business will be required to comply with the labor laws of South Africa and other
Sub-Saharan
African countries with respect to certain of our employees and face the risk of disruption from labor disputes, which could result in additional operating costs.
South African laws relating to labor that regulate work time, provide for mandatory compensation in the event of termination of employment for operational reasons, and impose monetary penalties for non-compliance
with administrative and reporting requirements in respect of affirmative action policies, could result in additional operating costs for our post-combination business. In addition, future changes to South African and other
Sub-Sahara
African countries legislation and regulations relating to labor may increase the costs or alter our post-combination business’ relationship with its employees, any trade unions that represent them and result in labor disruptions. Resulting disruptions could materially and adversely affect the business, results of operations and financial condition of our post-combination business.
Disruption to the supply of electricity and increases in the cost of power may adversely affect our results of operations and financial condition.
Our post-combination business is likely to depend on the electrical power generated by the South African state state-owned energy provider, Eskom Limited, or Eskom, which holds a monopoly in the South African market. Electricity supply in South Africa has been constrained over the past decade with intermittent, power outages and the government has occasionally implemented electricity rationing and planned blackouts (referred to locally as “load shedding”). Eskom has advised that the national power grid may remain under strain for a number of years until new power stations come online, and regular power cuts remain a possibility during this time. Any black-outs or other disruptions to power supply could have a material adverse effect on our business, operating results and financial condition.
In February 2019, the President of South Africa announced the vertical unbundling of Eskom. While full-state ownership will be maintained, the unbundling is expected to result in the separation of Eskom’s generation, transmission and distribution functions into separate entities, which may require legislative and/or policy reform. It is expected that this process will take time to implement, causing continued poor reliability of the supply of electricity and an instability in prices and possible tariff increase above inflation, which are expected to continue through the unbundling process. Should the post combination business experience further power tariff increases, its business operating results and financial condition may be adversely impacted.
Similar black-outs or other disruptions to power supply exist in certain other
Sub-Saharan
African countries where the post-combination business may have operations, and such black-outs or other disruptions could have a material adverse effect on the post-combination business’ operating results and financial condition.
It may not be possible for you to effect service of legal process, enforce judgments of courts outside of South Africa or bring actions based on securities laws of jurisdictions other than South Africa against our post-combination business or against members of its board.
Our post-combination business, certain members of its board of directors and executive officers will be residents of South Africa. All the assets will be located outside the United States and a major portion with respect to the assets of members of the board of directors and executive officers are either wholly or substantially located outside the United States. As a result, it may not be possible for you to effect service of legal process, within the United States or elsewhere including in South Africa, upon most of the directors or officers of our post-combination business, including matters arising under United States federal securities laws or applicable United States state securities laws.

Moreover, it may not be possible for you to enforce against our post-combination business or the members of its board of directors and executive officers’ judgments obtained in courts outside South Africa, including the United States, based on the civil liability provisions of the securities laws of those countries, including those of the United States. A foreign judgment is not directly enforceable in South Africa, but constitutes a cause of action which will be enforced by South African courts provided that:

•	the court which pronounced the judgment had jurisdiction to entertain the case according to the principles recognized by South African law with reference to the jurisdiction of foreign courts;

•	the judgment is final and conclusive (that is, it cannot be altered by the court which pronounced it);

•	the judgment has not lapsed;

•
the recognition and enforcement of the judgment by South African courts would not be contrary to public policy, including observance of the rules of natural justice which require that no award is enforceable unless the defendant was duly served with documents initiating proceedings, that he was given a fair opportunity to be heard and that he enjoyed the right to be legally represented in a free and fair trial before an impartial tribunal;

•	the judgment was not obtained by fraudulent means;

•	the judgment does not involve the enforcement of a penal or revenue law; and

•	the enforcement of the judgment is not otherwise precluded by the provisions of the Protection of Business Act, 1978 (as amended), of South Africa.
It is the policy of South African courts to award compensation for the loss or damage sustained by the person to whom the compensation is awarded. Although the award of punitive damages is generally unknown to the South African legal system that does not mean that such awards are necessarily contrary to public policy. Whether a judgment was contrary to public policy depends on the facts of each case. Exorbitant, unconscionable, or excessive awards will generally be contrary to public policy. South African courts cannot enter into the merits of a foreign judgment and cannot act as a court of appeal or review over the foreign court. South African courts will usually implement their own procedural laws and, where an action based on an international contract is brought before a South African court, the capacity of the parties to the contract will usually be determined in accordance with South African law.
It is doubtful whether an original action based on United States federal securities laws may be brought before South African courts. A plaintiff who is not resident in South Africa may be required to provide security for costs in the event of proceedings being initiated in South Africa. Furthermore, the Rules of the High Court of South Africa require that documents executed outside South Africa must be authenticated for use in South African courts. It may not be possible therefore for an investor to seek to impose liability on us in a South African court arising from a violation of United States federal securities laws.
General Risk Factors
We have no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
We are a blank check company incorporated under the laws of the Cayman Islands and have no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Past performance by our founders, our management team or their respective affiliates may not be indicative of future performance of an investment in us.
Information regarding performance is presented for informational purposes only. Any past experience or performance of our founders, our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any business combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. Our management has no experience in operating special purpose acquisition companies.
Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.
We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Depending on the particular circumstances, the application of the start-up
exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.
We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.
We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates
exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates
exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our executive offices are located at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman,
KY1-1102,
Cayman Islands, and our telephone number is (345)
814-5771.
Commencing on the date that the Company’s securities were first listed on Nasdaq through the earlier of the consummation of the initial business combination and the Company’s liquidation, the Company began to reimburse the sponsor for office space, administrative and support services provided to the Company in the amount of $10,000 per month. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Item 3.	Legal Proceedings
To the knowledge of our management, there is no material litigation, arbitration or governmental proceeding currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a) Market Information
Our units, Class A ordinary shares and warrants are each traded on the Nasdaq under the symbol “TBSAU,” “TBSA” and “TBSAW,” respectively. Our units commenced public trading on March 23, 2021. Our Class A ordinary shares and warrants began separate trading on May 13, 2021.
(b) Holders
On December 31, 2021, there was one holder of record for our units, one holder of record for our Class A ordinary shares, five holders of our Class B ordinary shares and two holders of our warrants.
(c) Dividends
We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial conditions subsequent to completion of an initial business combination. The payment of any cash dividends subsequent to an initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with a business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.
(d) Securities Authorized for Issuance Under Equity Compensation Plans
None.
(e) Performance Graph
Not applicable.
(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings
Unregistered Sales of Equity Securities
On February 1, 2021, the Sponsor paid $25,000 to cover certain formation and general and administrative costs of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.
Simultaneously with the closing of the initial public offering on March 25, 2021 (the “Initial Public Offering”), the Company completed the private placement of an aggregate of 10,500,000 private placement warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $10,500,000 (the “Private Placement”). The issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to a promissory note issued by the Company to the Sponsor (the “Note”). This loan was non-interest bearing
and payable on the earlier of December 31, 2021 or the consummation of the Initial Public Offering. As of March 25, 2021, the Company had borrowed $133,541 under the Note. On April 16, 2021, the Company repaid the Note in full.
Transaction costs amounted to $4,772,041 consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs. Of the total transaction costs, $233,453 was allocated to expense as a non-operating expense in the statements of operations with the rest of the offering costs charged to shareholders’ equity.
After deducting the underwriting discounts and commissions and offering expenses, the total net proceeds from the initial public offering and the sale of the private placement warrants were $202,500,001 of which $200,000,000 (or $10.00 per share sold in the initial public offering) was placed in the trust account.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
References in this Report to “we,” “us” or the “Company” refer to TB SA Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TCP SA, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on January 27, 2021, and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We intend to consummate an initial business combination using cash from the proceeds of our initial public offering (the “Initial Public Offering”) of 20,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at an offering price of $10.00 per Unit, generating gross proceeds of $200 million that closed on March 25, 2021 (the “Closing Date”) and the Private Placement (as defined below), and from additional issuances of, if any, our equity and our debt, or a combination of cash, equity and debt.
Simultaneously with the closing of the Initial Public Offering on the Closing Date, the Company completed the private placement (the “Private Placement”) of an aggregate of 4,333,334 private placement warrants (the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant to the Sponsor, generating proceeds of approximately $6.5 million.
On the Closing Date, an amount of $200 million ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of Rule
2a-7
of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating an initial business combination. There is no assurance that we will be able to complete an initial business combination successfully. We must complete one or more initial business combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into an initial business combination. However, we will only complete an initial business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
We will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of an initial business combination or conduct a tender offer will be made by us, solely at our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.

We will proceed with a Business Combination if we have net tangible assets of at least $5,000,001 upon such consummation of an initial business combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of an initial business combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, we will, pursuant to the amended and restated memorandum and articles of association which we adopted upon consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing an initial business combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or other reasons, we will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If we seek shareholder approval in connection with an initial business combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of an initial business combination. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and Public Shares in connection with the completion of an initial business combination.
Notwithstanding the foregoing, if we seek shareholder approval of an initial business combination and do not conduct redemptions in connection with an initial business combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without our prior consent.
Our Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of our obligation to provide holders of our Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of our Public Shares if we do not complete our Business Combination within 24 months from the closing of the Initial Public Offering, or March 22, 2023 (the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless we provide the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.
If we have not completed an initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price,
payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay for its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and its board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Warrants held by them if we fail to complete an initial business combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if we fail to complete an initial business combination within the Combination Period. The underwriter has agreed to waive its rights to its deferred underwriting commission held in the Trust Account in the event we do not complete an initial business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares.
In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account.

In order to protect the amounts held in the Trust Account, our Sponsor has agreed to be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.00 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under our indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”).
Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. We will seek to reduce the possibility that our Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding our independent registered public accounting firm), prospective target businesses or other entities with which we do business, execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
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
For the period from January 27, 2021 (inception) through December 31, 2021, we had a net income of $6,336,830. We recorded a gain on the change in fair value of warrants of $9,460,000, a gain on the change in fair value of the over-allotment liability of $10,676, and interest income of $14,773, offset by $233,453 of offering costs allocated to warrants, stock compensation expense of $267,150 and $2,648,016 of formation and operating costs consisting mostly of general and administrative expenses.
Going Concern
As of December 31, 2021, we had $252,323 in our operating bank account, and working capital deficit of $1,018,220. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loan.
Until consummation of our initial Business Combination, the Company will be using the funds not held in the Trust Account, and any additional working capital loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial Business Combination.

We have performed an assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements — Going Concern.” We have until March 22, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, we may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. We have determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023.
Contractual Obligations
Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on March 23, 2021, the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. As of December 31, 2021, the Company recognized $92,000 for the administrative support services expense.
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of ordinary share issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary stock). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that no sales of these securities will be effected until after the expiration of the applicable lock-up
period, as described herein. We will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
We granted the underwriter
a 45-day option
from March 22, 2021 to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 7, 2021, the underwriter’s over-allotment option expired unexercised and 750,000 Founder Shares were automatically surrendered by the sponsor to the Company for no consideration.
The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4.0 million in the aggregate, paid upon the closing of the Initial Public Offering.
Marketing Agreement
The underwriter and Towerbook Financial, L.P., will assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination, for which they will be entitled to a deferred marketing fee of 3.5% ($7,000,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.
Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Financial Statements included in this Report. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
Use of Estimates
The preparation of our financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires us to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which we considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Class A Ordinary Shares Subject to Possible Redemption
All of the 20,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the amended and restated memorandum and articles of association. In accordance with ASC
480-10-S99,
redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.
We recognize changes in redemption value immediately as they occur and adjust the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital to the extent available and accumulated deficit.
Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value using a Monte-Carlo simulation approach and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
Over-Allotment Liability
We granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” We concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date. The over-allotment option expired on May 7, 2021 and as a result 750,000 Founder Shares were forfeited, and the over-allotment option liability was derecognized in the statement of operations in the amount of $10,676.
Share-Based Compensation
The Company accounts for stock awards in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the date of grant by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares.
Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited.
Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase our shares were excluded from diluted net income per share for the period from January 27, 2021 (inception) through December 31, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
Offering Costs
We comply with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on December 31, 2021, offering costs totaling $4,772,041 have been charged to shareholders’ equity (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction costs, $233,453 was reclassified to expense as a non-operating
expense in the statement of operations, with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and ASC 815-40 (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020- is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.
Off-Balance Sheet
Arrangements
As of December 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.

JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the principal executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of the Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A	Quantitative and Qualitative Disclosures about Market Risk
We are a smaller reporting company as defined by
Rule 12b-2 of
the Exchange Act and are not required to provide the information otherwise required under this item. As of December 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under
Rule 2a-7 under
the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8.	Financial Statements and Supplementary Data
Reference is made to Pages
F-1
through
F-19
comprising a portion of this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting relating to the accounting treatment and valuation for complex financial instruments and financial statement close process as it relates to distinguishing between contingent and contractual arrangements as well as incorrect accounting for accruals.
In light of these material weaknesses, we have made control improvements, including enhancing the efficacy of our review processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the accounting standards that apply to the treatment and reporting of contingent and contractual arrangements, complex financial instruments and accrued liabilities in our financial statements. Our plans at this time also include providing enhanced access to accounting literature, research materials and documents and increased communication among our management and third-party professionals with whom we consult regarding contingent and contractual arrangements, complex financial instruments and accrued liabilities accounting applications. Furthermore, in light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with GAAP. Accordingly, management believes that the financial statements included in this Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented. We continue to evaluate steps to remediate the identified material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period ended December 31, 2021 covered by this Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Controls Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B.	Other Information
Notice of Failure to Satisfy a Continued Listing Rule or Standard - Obligation to File Periodic Financial Reports
On April 19, 2022, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that it is not in compliance with Section 5250(c) of Nasdaq Rules regarding the Qualification, Listing and Delisting of Companies (the “Nasdaq Listing Rules”) as a result of its failure to timely file its Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”) with the Securities and Exchange Commission (the “SEC”) through the SEC’s EDGAR System.
Under the Nasdaq Listing Rules, the Company has 60 calendar days from the date of the deficiency letter to submit to Nasdaq a plan to regain compliance with the Nasdaq Listing Rules.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age	Position
Andrew Rolfe	55	Chief Executive Officer and Director
Gareth Penny	59	Non-Executive Chairman and Director
James Crawley	32	Chief Financial Officer
Thando Mhlambiso	60	Director
Ziyanda Ntshona	42	Director
Andrew Rolfe
Andrew Rolfe is Chief Executive Officer and a director on the board of directors of TB SA Acquisition Corp. Mr. Rolfe has 30 years of investment and operational experience, and has served as a senior executive at several multinational corporations. From 2006 until February 2022, Mr. Rolfe was a managing director at TowerBrook, where he served as a member of its Investment and Management Committees and chaired the firm’s Portfolio Committee. He remains associated with TowerBrook as a member of its Senior Advisory Board, a limited partner and the firm’s Vice-Chair. While at TowerBrook, Mr. Rolfe has served on a variety of TowerBrook portfolio company boards including BevMo!, Jimmy Choo, Odlo, Phase Eight, Wilton, True Religion, KeHE, J.Jill, Azzurri Group and Kaporal. Prior to joining TowerBrook in 2006, Mr. Rolfe was the President of Gap Inc. International. Mr. Rolfe was also Chairman and Chief Executive Officer of Pret A Manger from 1998 to 2003 where he led the company’s international expansion initiatives, including selling a strategic stake in the business to the McDonald’s Corporation. Earlier in his career, Mr. Rolfe served as Chief Executive Officer of Booker Foodservice (today trading as Bidcorp UK) and a member of the boards of directors of Booker Plc. and WH Smith Plc, and he held several senior positions at PepsiCo Inc. Mr. Rolfe currently serves as Chair of Ubuntu Pathways, a non-profit
community health, social welfare and education organization based in Port Elizabeth, South Africa. We believe Mr. Rolfe’s reputation as a successful investor and executive, combined with his professional network in South Africa differentiates us from our competitors as we identify and negotiate an initial business combination with potential target companies. Mr. Rolfe graduated with a Bachelor’s Degree in Philosophy, Politics and Economy from Oxford University and received his M.B.A. from Harvard Business School.
Gareth Penny
Gareth Penny has served as the
Non-Executive
Chairman of the board of directors of TB SA Acquisition Corp since March 2020. Mr. Penny is a South African business executive with a multi-decade career leading and operating businesses in the mining industry. Mr. Penny currently serves on the board of various global corporations. He is the Chair of Ninety One Plc (previously Investec Asset Management), a South African asset management company with over £140 billion in assets under management as of December 31, 2021. Mr. Penny has worked in various forms of mining throughout his three-decade career in the industry. Mr. Penny worked at De Beers and Anglo American for 22 years, the last five of which he was Group Chief Executive Officer of De Beers. During his tenure at DeBeers and Anglo American, Mr. Penny was instrumental in reshaping not only the world’s largest diamond company, but also the broader diamond industry. Mr. Penny’s extensive experience in mining and metals in the South African market has resulted in extensive industry contacts across South Africa and
Sub-Saharan
Africa which effectively positions the company to pursue business combinations in the region. Mr. Perry was also the Chair of Norilsk Nickel, the world’s leading producer of nickel and palladium between 2014 and 2022. Mr. Penny graduated with a Master’s Degree in Philosophy, Politics and Economy from Oxford University.

James Crawley
James Crawley is Chief Financial Officer of TB SA Acquisition Corp. Mr. Crawley is a former investment professional at TowerBrook, focusing on consumer, healthcare and business services investments. Currently, Mr. Crawley is the Chief Executive Officer of Ally Waste Services, a technology-enabled amenity services provider serving residential property management. Previously, Mr. Crawley was an investment banker at Goldman Sachs, advising businesses in the Healthcare and Consumer Retail sectors. Mr. Crawley is also a graduate of Harvard Business School.
Thando Mhlambiso
Thando Mhlambiso has served as a director on the board of directors of TB SA Acquisition Corp since March 2020. Mr. Mhlambiso is chairman of Radebe Partners, a family-owned investment and advisory firm. Mr. Mhlambiso also serves as a senior advisor to TowerBrook. For 28 years, Mr. Mhlambiso has served as chairman, chief executive and/or partner of investment firms across Africa, and as a corporate lawyer and investment banker in the United States. Prior to forming Radebe Partners, and over a
14-year
tenure, Mr. Mhlambiso served as an executive and
non-executive
director of Allan Gray, Africa’s largest privately-owned investment manager with approximately $50 billion in assets under management and administration. His career began as a corporate finance attorney in New York at Skadden, Arps, Slate, Meagher & Flom LLP. Mr. Mhlambiso graduated with an A.B. from Brown University and received his J.D. and M.B.A. degrees from Columbia University.
Ziyanda Ntshona
Ziyanda Ntshona has served as a director on the board of directors of TB SA Acquisition Corp since March 2020. Ms. Ntshona is a corporate law partner at Webber Wentzel, one of the largest law firms in South Africa. She currently leads the firm’s Corporate Business Unit and serves on its Executive Committee. She has also served on Webber Wentzel’s Board, chaired its Partnership Remuneration Committee, and co-led
its Private Equity Sector Group. Ms. Ntshona has over 15 years of experience in cross-border transactions and co-led
the team that assisted Absa Bank Ltd in its acquisitions of banks from Barclays Bank PLC in nine African jurisdictions. This transaction was awarded “Deal of the Year” by DealMakers in 2013. In 2019, Ms. Ntshona received the Woman Professional of the Year award from the South African Professional Services Academy, an award that recognizes professionalism in the country’s professional services industry. She currently serves on the Board of Ubuntu Pathways, NPC, a not-for-profit
organization providing integrated support to orphaned and vulnerable children in Port Elizabeth, South Africa. She also serves as a non-executive
director for the Kolisi Foundation, founded by South African Springbok rugby captain Siya Kolisi with the aim of addressing inequality in South Africa. Ms. Ntshona received an L.L.M. from University of Witwatersrand and graduated with an M.B.A. from the African Leadership University.
Number and Terms of Office of Officers and Directors
We have four directors as of the date of this Report. Our board of directors is divided into three classes, with only one class of directors being elected in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. The term of office of the first class of directors, consisting of Ziyanda Ntshona, will expire at our first annual meeting of shareholders. The term of office of the second class of directors, consisting of Thando Mhlambiso, will expire at our second annual meeting of shareholders. The term of office of the third class of directors, consisting of Gareth Penny and Andrew Rolfe, will expire at our third annual meeting of shareholders.
Prior to the completion of an initial business combination, any vacancy on the board of directors may be filled by a nominee chosen by holders of a majority of our founder shares. In addition, prior to the completion of an initial business combination, holders of our founder shares may by ordinary resolution remove a member of the board of directors for any reason.

Pursuant to an agreement entered into on the closing of our initial public offering, our sponsor, upon and following consummation of an initial business combination, will be entitled to nominate three individuals for election to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association as it deems appropriate. Our amended and restated memorandum and articles of association provide that our officers may consist of one or more chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.
Director Independence
Nasdaq listing standards require that a majority of our board of directors be independent. Our board of directors has determined that Gareth Penny, Thando Mhlambiso and Ziyanda Ntshona are “independent directors” as defined in Nasdaq listing standards. Our independent directors will have regularly scheduled meetings at which only independent directors are present.
Committees of the Board of Directors
Our board of directors has three standing committees: an audit committee, a nominating committee and a human capital committee. Subject to phase-in
rules and a limited exception, the rules of Nasdaq and Rule
10A-3
of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors. Subject to phase-in
rules and a limited exception, the rules of Nasdaq require that the human capital committee and the nominating committee of a listed company be comprised solely of independent directors.
Audit Committee
We established an audit committee of the board of directors. Gareth Penny, Thando Mhlambiso and Ziyanda Ntshona serve as members of our audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of our audit committee, all of whom must be independent. Our board of directors has determined that each of Gareth Penny, Thando Mhlambiso and Ziyanda Ntshona are independent under the NASDAQ listing standards and applicable SEC rules. Thando Mhlambiso serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that Gareth Penny and Thando Mhlambiso qualify as “audit committee financial experts” as defined in applicable SEC rules.
We adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	meeting with our independent registered public accounting firm regarding, among other issues, audits, and adequacy of our accounting and control systems;

•	monitoring the independence of the independent registered public accounting firm;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed;

•	appointing or replacing the independent registered public accounting firm;

•
determining the compensation and oversight of the work of the independent registered public accounting firm (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies;

•
monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

Nominating Committee
We established a nominating committee of our board of directors. Gareth Penny, Thando Mhlambiso and Ziyanda Ntshona serve as members of our nominating committee and Ziyanda Ntshona serves as chairman of the nominating committee. Under the Nasdaq listing standards, our director nominations must be made, or recommended to the full board, by our independent directors or by a nominating committee that is composed entirely of independent directors. Our board of directors has determined that each of Gareth Penny, Thando Mhlambiso and Ziyanda Ntshona are independent under the Nasdaq listing standards.
The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, as specified in our nominating committee charter, generally will provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•
should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.
The nominating committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.
Human Capital Committee
We established a human capital committee of our board of directors. Gareth Penny, Thando Mhlambiso and Ziyanda Ntshona serve as members of our human capital committee, and Gareth Penny serves as chairman of the human capital committee.

Under the Nasdaq listing standards, we are required to have at least two members of the human capital committee, all of whom must be independent directors. Our board of directors has determined that each of Gareth Penny, Thando Mhlambiso and Ziyanda Ntshona are independent under the NASDAQ listing standards.
We adopted a human capital committee charter, which details the principal functions of the human capital committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our President’s, Chief Financial Officer’s and Chief Operating Officer’s, evaluating our President’s, Chief Financial Officer’s and Chief Operating Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our President, Chief Financial Officer and Chief Operating Officer based on such evaluation;

•	reviewing and approving the compensation of all of our other Section 16 executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and/or annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement, to the extent required; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.
The charter also provides that the human capital committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the human capital committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.
Human Capital Committee Interlocks and Insider Participation
None of our executive officers currently serves, and in the past year has not served, as a member of the board of directors or human capital committee (or other committee serving an equivalent function) of any entity that has one or more executive officers serving on our board of directors.
Code of Ethics
We adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form
8-K
or on the Company’s corporate website to the extent required by SEC rules. The information that may be contained on or accessible through our corporate website or any other website that we may maintain is not incorporated by reference in, or otherwise a part of, this Report.

Conflicts of Interest
Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty to exercise powers fairly as between different sections of shareholders;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.
In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.
As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided
that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at shareholder meetings.
Certain of our founders, officers, directors and advisors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including to TowerBrook and its affiliates and to certain companies in which TowerBrook Funds have invested. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that we renounce, to the maximum extent permitted by law, our interest or expectancy in, or in being offered an opportunity to participate in any business opportunity which may be a corporate opportunity for both us and our sponsor and another entity, including any entities managed by our sponsor or its affiliates and any companies in which our sponsor or such entities have invested or about which any of our officers or directors acquires knowledge and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to our company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Andrew Rolfe	Azzurri Group Limited	Casual Dining	Director
	J.Jill, Inc. (NYSE: JILL)	Retail	Director
	KeHE Distributors, LLC	Food Distribution	Director
	TowerBrook Capital Partners L.P. (1)	Investments	Vice-Chair and Managing Director

Individual	Entity	Entity’s Business	Affiliation
	Ubuntu Pathways	Charity	Director
Gareth Penny	Amulet Diamond Corporation	Gemstone Mining	Founder and Director
	Ninety One plc (LSE: N91) (JSE: NY1)	Investments	Director
	TowerBrook Capital Partners L.P. (1)	Investments	Senior Advisory Board Member
James Crawley	Ally Waste Services, LLC	Amenity Services	Chief Executive Officer and Director
Thando Mhlambiso	Caelum Investments Limited	Investments	Co-Founder and Chairman
	TowerBrook Capital Partners L.P.(1)	Investments	Senior Advisory Board Member
Ziyanda Ntshona	Kolisi Foundation	Charity	Non-Executive Director
	Ubuntu Pathways, NPC	Charity	Director
	Webber Wentzel	Law Practice	Equity Partner and Director

(1)	Includes certain of its funds, other affiliates and portfolio companies.
Potential investors should also be aware of the following other potential conflicts of interest:

•
Our executive officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs.

•
Our sponsor subscribed for founder shares prior to the date of our initial public offering and purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.

•
Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the prescribed time frame. If we do not complete our initial business combination within the prescribed time frame, the private placement warrants will expire worthless. Except as described herein, our sponsor and our directors and executive officers have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any
20-trading
days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Except as described herein, the private placement warrants will not be transferable until 30 days following the completion of our initial business combination. In case of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•
Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors is included by a target business as a condition to any agreement with respect to our initial business combination. In addition, our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates.

•
We engaged TowerBrook Financial and the underwriter to provide services in connection with our initial business combination and will pay an aggregate Marketing Fee to TowerBrook Financial and the underwriter upon consummation of the transaction in the amount of $7,000,000 and we may engage TowerBrook Financial as a financial advisor or placement agent in connection with our initial business combination and pay such affiliate a financial advisory fee in an amount that constitutes a market standard financial advisory fee for comparable transactions

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers, directors or advisors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers, directors or advisors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent valuation, appraisal or accounting firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.
TowerBrook and its affiliates manage several existing TowerBrook Funds and may launch additional TowerBrook Funds during the period in which we are seeking an initial business combination. One or more TowerBrook Funds or portfolio companies of TowerBrook Funds may compete with us for acquisition opportunities. If any TowerBrook Fund decides to pursue any such opportunity, we may be precluded from pursuing such opportunities. In addition, investment ideas generated by TowerBrook or its affiliates, including by Mr. Rolfe and other persons who may make decisions for the company, may be suitable for both us and for a current or future TowerBrook Fund and may be directed to such TowerBrook Fund rather than to us, subject to applicable fiduciary duties. None of TowerBrook, any of its affiliates or any member of our management team who is also an employee or a partner of, or an advisor to, TowerBrook or any of its affiliates has any obligation to present us with any opportunity for a potential business combination of which they become aware solely in their capacities as an employee or a partner of, or an advisor to, TowerBrook or any of its affiliates.
TowerBrook and its affiliates and or our management, in their capacities as employees or partners of, or advisors to, TowerBrook or its affiliates or in their other endeavors, may choose to present potential business combinations to one or more TowerBrook Funds, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. In addition, TowerBrook or its affiliates may sponsor other blank check companies similar to ours during the period in which we are seeking an initial business combination, and members of our management team may participate in such blank check companies.
Furthermore, in no event will our sponsor or any of our existing officers or directors, or their respective affiliates, be paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination. Further, commencing on the date our securities were first listed on Nasdaq, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month.
We cannot assure you that any of the above mentioned conflicts will be resolved in our favor.
If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination.

Limitation on Liability and Indemnification of Officers, Directors and Affiliates
Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, willful neglect, actual fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We entered into agreements with our directors and officers to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association and may also enter into such agreements with our affiliates. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.
Our officers, directors and affiliates have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever (except to the extent they are entitled to funds from the trust account due to their ownership of public shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an initial business combination.
Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.
We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers, directors and affiliates.
Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers, affiliates or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation
Officer and Director Compensation
Except our Chief Financial Officer, who has received a payment of a fee of $2,000 per week for services rendered to us in such capacity since our initial public offering, none of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities were first listed on Nasdaq through the earlier of consummation of our initial business combination and our liquidation, we began to reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or their respective affiliates will be reimbursed for any out-of-pocket
expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket
expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our initial business combination.

In addition, we will pay TowerBrook Financial a portion of the Marketing Fee upon the consummation of our initial business combination and we may engage TowerBrook Financial as a financial advisor in connection with our initial business combination and pay such affiliate customary financial advisory fees in an amount that constitutes a market standard financial advisory fee for comparable transactions. We will also pay a weekly fee to our Chief Financial Officer for service provided to us in such capacity.
After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a human capital committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.
We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Report, based on information obtained from the persons named below, with respect to the beneficial ownership of our shares, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors that beneficially owns ordinary shares; and

•	all our executive officers and directors as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all of our ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

Name of Beneficial Owners (1)	Class B ordinary shares			Class A ordinary shares		Approximate Percentage of Voting Control
	Number of Shares Beneficially Owned (2)		Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
TCP SA, LLC (3)(4)	4,805,000		96.1%	—	—	19.22%
Andrew Rolfe (5)	—		—	—	—	—
Gareth Penny (5)	100,000		2.0%	—	—	*
James Crawley (5)	35,000	*		—	—	*
Radebe Healthcare LLC (5)(6)	30,000	*		—	—	*
Ziyanda Ntshona (5)	30,000	*		—	—	*
All officers and directors as a group (five individuals)	195,000		3.9%	—	—	*
Citadel Advisors LLC (7)	—		—	1,054,119	5.27%	4.22%
Integrated Core Strategies (US) LLC (8)	—		—	1,138,337	5.69%	4.55%
Saba Capital Management, L.P. (9)	—		—	1,078,798	5.39%	4.32%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.
(2)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares are automatically convertible into Class A ordinary shares at the time of the consummation of our initial business combination, or earlier at the option of the holder, on a one-for-one
basis, subject to adjustment, as more fully described under the heading “Description of Securities–Founder Shares” of our final prospectus (File
No. 333-253086),
filed in connection with our initial public offering.

(3)
The shares reported above are held in the name of our sponsor, TCP SA, LLC. The managing member of TCP SA, LLC is TCP SA GP, Ltd. The sole member of TCP SA GP, Ltd is TowerBrook Investors, Ltd., or Holdings. Neal Moszkowski and Ramez Sousou hold 100% of the voting securities of Holdings. Each of TCP SA, LLC, TCP SA GP, Ltd., TowerBrook Investors, Ltd., Neal Moszkowski and Ramez Sousou may be deemed to have beneficial ownership of 4,805,000 Class B Ordinary Shares

(4)	Excludes 4,333,334 Class A ordinary shares which may be purchased by exercising private placement warrants that are not presently exercisable.

(5)	Does not include any shares indirectly owned by this individual as a result of his or her partnership interest in our sponsor or its affiliates.

(6)	Radebe Healthcare LLC is controlled by Thando Mhlambiso.

(7)
Pursuant to the Schedule 13G/A filed by Citadel Advisors LLC (“Citadel Advisors”), Citadel Securities LLC (“Citadel Securities”), Citadel Advisors Holdings LP (“CAH”), Citadel GP LLC (“CGP”), Citadel Securities Group LP (“CALC4”), Citadel Securities GP LLC (“CSGP”) and Kenneth Griffin (together, the “Reporting Persons”) on February 14, 2022. Citadel Advisors is the portfolio manager for Citadel Multi-Strategy Equities Master Fund Ltd., a Cayman Islands company (“CM”). CAH is the sole member of Citadel Advisors. CGP is the general partner of CAH. CALC4 is the non-member
manager of Citadel Securities. CSGP is the general partner of CALC4. Mr. Griffin is the President and Chief Executive Officer of CGP, and owns a controlling interest in CGP and CSGP. Each of Citadel Advisors, CAH and CGP may be deemed to have beneficial ownership of 1,050,000 Class A Ordinary Shares. Citadel Securities may be deemed to have beneficial ownership of 4,119 Class A Ordinary Shares. Each of CALC4 and CSGP may be deemed to have beneficial ownership of 4,119 Class A Ordinary Shares. Mr. Griffin may be deemed to have beneficial ownership of 1,054,119 Class A Ordinary Shares. The address of the principal business office of each Reporting Person is 399 Park Avenue, New York, New York 10022.

(8)
Pursuant to the Schedule 13G/A filed by Integrated Core Strategies (US) LLC, Integrated Assets, Ltd., ICS Opportunities II LLC, ICS Opportunities, Ltd., Millennium International Management LP, Millennium Management LLC, Millennium Group Management LLC and Israel A. Englander (together, the “Reporting Persons”) on January 31, 2022. Integrated Core Strategies (US) LLC may be deemed to have beneficial ownership of 247,624 Class A Ordinary Shares. Integrated Assets, Ltd. may be deemed to have beneficial ownership of 4,593 Class A Ordinary Shares. ICS Opportunities II LLC may be deemed to have beneficial ownership of 36,120 Class A Ordinary Shares. ICS Opportunities, Ltd. may be deemed to have beneficial ownership of 850,000 Class A Ordinary Shares. Millennium International Management LP may be deemed to have beneficial ownership of 890,713 Class A Ordinary Shares. Millennium Management LLC, Millennium Group Management LLC and Mr. Englander may be deemed to have beneficial ownership of 1,138,337 Class A Ordinary Shares. The address of the principal business office of each Reporting Person is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

(9)
Pursuant to the Schedule 13G/A filed by Saba Capital Management, L.P., a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”), and Mr. Boaz R. Weinstein (together, the “Saba Reporting Persons”) on February 14, 2022, the Saba Reporting Persons may be deemed to have beneficial ownership of 1,078,798 Class A Ordinary Shares. The address of the business office of each of the Saba Reporting Persons is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Changes in Control
None.

Item 13.	Certain Relationships and Related Transactions and Director Independence
Founder Shares
On February 1, 2021, the Sponsor paid $25,000 to cover certain expenses of the Company in consideration of 7,187,500 Class B ordinary shares, par value $0.0001, (the “Founder Shares”). Each of Mr. Penny, Mr. Crawley, Ms. Ntshona and Radebe Healthcare currently owns 100,000, 35,000, 30,000 and 30,000 of the Class B ordinary shares noted above, respectively, which were transferred from our sponsor to them on March 12, 2021. On March 22, 2021, the Sponsor effected a share surrender resulting in the Sponsor surrendering 1,437,500 Founder Shares. The Sponsor had agreed to forfeit up to 750,000 Founder Shares to the extent that the Over-Allotment Option is not exercised in full by the underwriter, so that the Founder Shares will represent 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Warrants) after the Initial Public Offering. On May 7, 2021, the Over-Allotment Option expired unexercised and 750,000 Founder Shares were automatically surrendered by the Sponsor to the Company for no consideration.
The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their founder shares until the earlier of (i) one year after the completion of the Company’s initial business combination and (ii) subsequent to the Company’s initial business combination, (A) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the Company’s initial business combination or (B) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.
Private Placement Warrants
Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 4,333,334 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $6,500,001. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account.
The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of an initial business combination.
Related Party Loans
On February 1, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing
and payable upon the earlier of December 31, 2021, or the completion of the Initial Public Offering. As of March 25, 2021, the Company had borrowed approximately $133,541 under the Note. On April 16, 2021, the Company repaid the Note in full.

In addition, in order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that an initial business combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into shares of the post Business Combination entity at a price of $1.50 per warrant. Such warrants would be identical to the Private Placement Warrants. The Company has no borrowings outstanding under this agreement to date.
Administrative Services Agreement
Commencing on March 23, 2021, the date that the Company’s securities were first listed on Nasdaq, through the earlier of consummation of an initial business combination and the Company’s liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. Upon completion of an initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees.
Policy for Approval of Related Party Transactions
The audit committee of our board of directors adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of Regulation
S-K
as promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

Item 14.	Principal Accountant Fees and Services
The following is a summary of fees paid or to be paid to Marcum LLP, or Marcum, for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms
10-Q
for the respective periods and other required filings with the SEC for the period from January 27, 2021 (inception) through December 31, 2021 totaled $136,990. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees
. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum for consultations concerning financial accounting and reporting standards for the period from January 27, 2021 (inception) through December 31, 2021.
Tax Fees
. We did not pay Marcum for tax planning and tax advice for the period from January 27, 2021 (inception) through December 31, 2021.

All Other Fees
. We did not pay Marcum for other services for the period from January 27, 2021 (inception) through December 31, 2021.
Pre-Approval
Policy
Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve
all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve
all auditing services and permitted
non-audit
services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit
services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements Schedules

(a)	The following documents are filed as part of this Form 10-K:

(1)	Financial Statements:

(2)	Financial Statement Schedules:
None.

(3)	Exhibits
We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at www.sec.gov.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

4.2	Description of Registrant’s Securities.*

10.1	Private Placement Warrants Purchase Agreement between the Company and the Sponsor.(1)

10.2	Investment Management Trust Account Agreement between Continental Stock Transfer & Trust Company and the Company.(1)

10.3	Registration and Shareholder Rights Agreement among the Registrant, the Sponsor and certain other equityholders named therein. (1)

10.4	Letter Agreement among the Registrant, the Sponsor and the Registrant’s officers and directors.(1)

10.5	Administrative Services Agreement between the Registrant and the Sponsor.(1)

21	List of Subsidiaries*

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101.INS	Inline XBRL Instance Document*

Exhibit No.	Description

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*

101.SCH	Inline XBRL Taxonomy Extension Schema Document*

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).*

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on March 26, 2021.

Item 16.	Form 10-K Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
May 4, 2022

TB SA ACQUISITION CORP

/s/ Andrew Rolfe
Name: Andrew Rolfe
Title: Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Andrew Rolfe	Chief Executive Officer and Director	May 4, 2022
Andrew Rolfe	(Principal Executive Officer)

/s/ James Crawley	Chief Financial Officer	May 4, 2022
James Crawley	( Principal Financial and Accounting Officer )

/s/ Gareth Penny	Non-Executive Chairman and Director	May 4, 2022
Gareth Penny

/s/ Thando Mhlambiso	Director	May 4, 2022
Thando Mhlambiso

/s/ Ziyanda Ntshona	Director	May 4, 2022
Ziyanda Ntshona

TB SA ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
TB SA Acquisition Corp
Opinion on the Financial Statements
We have audited the accompanying balance sheet of TB SA Acquisition Corp (the “Company”) as of December 31, 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from January 27, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 27, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph — Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination. The Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities. The Company has determined that the liquidity condition, the mandatory liquidation and subsequent dissolution, should the Company be unable to complete a business combination, raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2021.
New York, NY
May 4, 2022

TB SA ACQUISITION CORP
BALANCE SHEET
DECEMBER 31, 2021

Assets
Current assets:
Cash	$252,323
Prepaid expenses	555,000

Total current assets	807,323
Marketable securities held in Trust account	200,014,773
Prepaid expenses, non-current	123,164

Total assets	$200,945,260

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,582,505
Due to related party	243,038

Total current liabilities	1,825,543
Warrant liabilities	5,610,000

Total liabilities	7,435,543

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share	200,014,773
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	267,150
Accumulated deficit	(6,772,706)

Total shareholders’ deficit	(6,505,056)

Total Liabilities and Shareholders’ Deficit	$200,945,260

The accompanying notes are an integral part of these financial statements.

TB SA ACQUISITION CORP
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Formation and operating costs	$2,648,016
Stock compensation expense	267,150

Loss from operations	(2,915,166)
Other Income (Expense)
Interest income	14,773
Change in fair value over-allotment liability	10,676
Offering expenses related to warrant issuance	(233,453)

Change in fair value of warrant liabilities	9,460,000

Total other income	9,251,996

Net income	$6,336,830

Weighted average shares outstanding of Class A ordinary share	16,637,168

Basic and diluted net income per share, Class A ordinary share	$0.29

Weighted average shares outstanding of Class B ordinary share	4,926,254

Basic and diluted net income per share, Class B ordinary share	$0.29

The accompanying notes are an integral part of these financial statements.

TB SA ACQUISITION CORP
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(587,759)	(13,109,611)	(13,697,370)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	—	75	—
Net income	—	—	—	—	—	6,336,830	6,336,830

Balance as of December 31, 2021	—	$—	5,000,000	$500	$267,150	$(6,772,706)	$(6,505,056)

The accompanying notes are an integral part of these financial statements.

TB SA ACQUISITION CORP
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

Cash Flows from Operating Activities:

Net income	$6,336,830
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs allocated to Warrants	233,453
Change in fair value over-allotment liability	(10,676)
Change in fair value of warrant liabilities	(9,460,000)
Stock compensation expense	267,150
Interest earned on Trust Account	(14,773)
Changes in current assets and current liabilities:
Prepaid expenses	(678,164)
Accounts payable and accrued expenses	1,512,505
Due to related party	243,038

Net cash used in operating activities	(1,570,637)

Cash Flows from Investing Activity:
Investment of cash into Trust Account	(200,000,000)

Net cash used in investing activity	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	6,500,001
Proceeds from issuance of Promissory note—related party	133,541
Proceeds from issuance of Founder Shares	25,000
Payment of offering costs	(702,041)
Payment of Promissory note—related party	(133,541)

Net cash provided by financing activities	201,822,960

Net Change in Cash	252,323
Cash—Beginning	—

Cash—Ending	$252,323

Supplemental Disclosure of Non-Cash Financing Activity:
Forfeiture of Class B ordinary shares	$75

Remeasurement of Class A ordinary shares subject to possible redemption	$13,697,370
The accompanying notes are an integral part of these financial statements.

TB SA ACQUISITION CORP
NOTES TO FINANCIAL STATEMENTS
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
As of December 31, 2021, the Company had not yet commenced any operations. All activity through December 31, 2021, relates to the Company’s formation and preparation for its initial public offering (“Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
Financing
The registration statement for the Company’s IPO was declared effective on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “public shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000, which is discussed in Note 3.
Simultaneously with the closing of the IPO, the Company consummated the sale of 4,333,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant for a total aggregate amount of $6,500,001, which is discussed in Note 4. The difference between the total aggregate price of the Private Placement Warrants and the fair market value of the Private Placement Warrants at the IPO date is recorded as the excess that the Sponsor paid over the fair value of the Private Placement Warrants within the Company’s Statement of Changes in Shareholders’ Deficit.
Transaction costs amounted to $4,772,041 consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs. Of the total transaction cost
s
$233,453 was
allocated
to expense
as non-operating
expense in the statement of operations with the rest of the offering costs charged to shareholder’s equity (deficit). The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
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
The Company’s Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (as defined below) (net of taxes payable) at the time of signing an agreement to enter into a Business Combination. However, the Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target business or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.
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

Liquidity and Going Concern
As of December 31, 2021, the Company had
 $252,323
 in its operating bank account, and
a
working capital
deficit
of
$1,018,220
.
All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
Through December 31, 2021, the Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the officers and directors may, but are not obligated to, provide the Company with working capital loans. As of December 31, 2021, there were no amounts outstanding under any working capital loan.
Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.
We have performed an assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 205-40, “Presentation of Financial Statements — Going Concern.” We have until March 22, 2023, to consummate an initial business combination. It is uncertain that we will be able to consummate an initial business combination by this time. If an initial business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, we may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. We have determined that the liquidity condition and mandatory liquidation, should an initial business combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023.
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
the COVID-19 outbreak
and the resulting market downturn.

Note 2—Significant Accounting Policies
Basis of Presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. In the opinion of management, the accompanying financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented.
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
Use of Estimates
The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021.
Marketable Securities Held in Trust Account
At December 31, 2021, the Trust Account had $200,014,773
held in money market funds, which are invested primarily in U.S. Treasury securities. For the period from January 27, 2021 (inception) through December 31, 2021, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in the Trust Account. At December 31, 2021, the Company has not experienced losses on this account.
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
Net Income Per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted net income per share for the period from January 27, 2021 (inception) through December 31, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the period from January 27, 2021 (inception) through December 31, 2021
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,889,155	$1,447,675
Denominator:
Weighted-average shares outstanding	16,637,168	4,926,254

Basic and diluted net income per share	$0.29	$0.29

Offering Costs
The Company complies with the requirements of FASB
ASC 340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ deficit upon the completion of the IPO. Accordingly, on December 31, 2021, offering costs totaling $4,772,041 have been charged to shareholders’ deficit (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction cost
s
$233,453
was allocated to warrant liabilities as a non-operating expense in the statement of operations with the rest of the offering costs charged to shareholders’ deficit. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public and private warrant liabilities and the Class A ordinary shares.

Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.
Derivative
Financial Instruments
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
the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations as of the initial measurement date, and for the Private Placement Warrants, as of subsequent measurement dates (see Note
10
).
The Company granted the underwriters a 45-day option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date. The over-allotment option expired on May 7, 2021 and as a result 750,000 Founder Shares were forfeited, and the over-allotment option liability was derecognized in the statement of operations in the amount of $10,676.
Share-Based Compensation
The Company accounts for stock awards in accordance with ASC 718, “Compensation - Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the date of grant by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares.
Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited (see Note 9)
.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
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
for all convertible instruments.
ASU 2020-is
effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU 2020-06
would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.
Note 3—Initial Public Offering
Pursuant to the IPO, the Company sold 20,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third
of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
As of December 31, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,133,333)
Proceeds allocated to derivative liability	(10,676)
Class A ordinary share issuance costs	(4,538,588)
Plus:
Remeasurement of carrying value to redemption value	13,697,370

Class A ordinary shares subject to possible redemption	$200,014,773

Note 4—Related Party—Private Placement Warrants
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

Note 5—Related Party Transactions
Founder Shares
On February 1, 2021, the Sponsor paid $25,000, or approximately $0.003 per share, to cover certain offering costs of the Company in consideration for 7,187,500 Class B ordinary shares, par value $0.0001 per share (the “Founder Shares”).
On March 22, 2021, our Sponsor effected a share surrender of 1,437,500 Class B ordinary shares due to the downsize of our initial public offering resulting in our initial shareholders holding
5,750,000
Class B ordinary shares. On May 7, 2021, the underwriter of the IPO’s over-allotment option expired unexercised, resulting in the forfeiture of an additional
 750,000 Founder Shares.
The initial shareholders, officers and directors have agreed not to transfer or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Company’s initial Business Combination and (b) subsequent to the Company’s initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading
day period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Private Placement Warrants and the respective Class A ordinary shares underlying such Warrants are not transferable or salable until 30 days after the completion of the Company’s initial Business Combination. The foregoing restrictions will not be applicable to transfers (a) to the Company’s officers or directors, any affiliates or family members of any of the Company’s officers or directors, any members or partners of the Sponsor or their affiliates, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a Business Combination at prices no greater than the price at which the Founder Shares, Private Placement Warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of the Sponsor’s organizational documents upon liquidation or dissolution of the Sponsor; (g) to the Company for no value for cancellation in connection with the consummation of the Company’s initial Business Combination; (h) in the event of the Company’s liquidation prior to the completion of the Company’s initial Business Combination; or (i) in the event of the Company’s completion of a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to the Company’s completion of the Company’s initial Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.
On March 12, 2021, the Company’s Sponsor transferred a total of 195,000 shares of Class B ordinary shares of the Company to various individuals at a price of $0.0035 per share. Gareth Penny received 100,000 shares, James Crawley received 35,000, Thando Mhlambiso received 30,000, and Ziyanda Ntshona received 30,000 shares, for a total of 195,000 Class B ordinary shares. Within each agreement that was executed with each individual, vesting provisions were defined for the transferred shares. Summarized, the provisions provided on the date of the Company’s IPO, twenty-five percent of the total transferred shares would vest, with an additional twenty-five percent vesting one year after the Company’s IPO date. The final fifty percent vests on the date the Company consummates its business combination.
The transfer of the Class B Ordinary shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Public Offering and/or Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. See Note 9 for the Company’s vesting schedule and accounting treatment over the transferred Class B ordinary shares under ASC 718.
Promissory Note—Related Party
On February 1, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Note is non-interest bearing
and payable on the earlier of (i) December 31, 2021, or (ii) the IPO. As of the consummation of the IPO on March 25, 2021, the Company had borrowed $133,541 under the Note. On April 16, 2021, the Company repaid the Note in full. As of December 31, 2021, there is no balance owed on the Note and it is no longer available to be drawn upon.
Due to Related Party
An affiliate of the Sponsor, Tower Brook Financial, L.P., has charged the Company for reimbursable personnel costs. As of December 31, 2021, the Company incurred an aggregate of $157,623 of reimbursable costs from the affiliate, of which $153,038 remains unpaid which is included in Due to Related Party on the balance sheet.

Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the period from January 27, 2021 (inception) to December 31, 2021 the Company incurred $92,000 of administrative support services
, of which $90,000
remains unpaid which is included in Due to Related Party on the balance sheet.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, the Company had no outstanding borrowings under the Working Capital Loans.
Note 6—Commitments & Contingencies
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
Underwriting and Marketing Agreement
The Company has granted
the underwriter a 45-day
option from March 25, 2021, to purchase up to an additional 3,000,000 Units to cover over-allotments. On May 7, 2021, the underwriter’s over-allotment option expired unexercised.
On March 25, 2021, the Company paid a fixed underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate. Additionally, the underwriter and Tower Brook Financial, L.P. will assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities in connection with a Business Combination, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination, for which they will be entitled to a deferred marketing fee of 3.5% ($7,000,000) of the gross proceeds of the IPO upon the completion of the Company’s initial Business Combination.

Note 7—Shareholders’ Equity
Preference Shares
—The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
—The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At December 31, 2021, there were 5,000,000 Class B ordinary shares issued or outstanding.
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
Note 8—Warrants
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

The Warrants will become exercisable on the later of 12 months from the closing of the IPO or 30 days after the completion of its initial Business Combination and will expire five years after the completion of the Company’s initial Business Combination, at 5:00 p.m., New York City time, or earlier upon redemption or liquidation.
The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use its commercially reasonable efforts to file with the SEC a registration statement for the registration, under the Securities Act, of the Class A ordinary shares issuable upon exercise of the Warrants, and the Company will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the initial Business Combination, and to maintain the effectiveness of such registration statement and a current prospectus relating to those Class A ordinary shares until the Warrants expire or are redeemed, as specified in the warrant agreement; provided that if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the Class A ordinary shares issuable upon exercise of the Warrants is not effective by the 60th day after the closing of the initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise Warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In such event, each holder would pay the exercise price by surrendering the Warrants for that number of Class A ordinary shares equal to the lesser of (A) the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the Warrants, multiplied by the excess of the “fair market value” (as defined below) less the exercise price of the Warrants by (y) the fair market value and (B) 0.361. The “fair market value” shall mean the volume weighted average price of the Class A ordinary shares for the 10 trading days ending on the trading day prior to the date on which the notice of exercise is received by the warrant agent.
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
 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth hereunder “Description of Securities—Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined above) except as otherwise described below; and

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
Note 9—Share-Based Compensation
On March 12, 2021, the Company’s Sponsor transferred a total of 195,000 shares of Class B ordinary shares of the Company to individuals at a price of $0.0035 per share. Within each transfer agreement that was executed with each director, vesting provisions were defined for the transferred shares. Summarized, the provisions provided on the date of the Company’s IPO, twenty-five percent of the total transferred shares would vest, with an additional twenty-five percent vesting one year after the Company’s IPO date. The final fifty percent vests on the date the Company consummates its business combination.
The fair value of the Founder Shares on the grant date was $5.48 per share, by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $1,068,600, of which $267,150 was recorded as stock compensation expense during the period from January 27, 2021 (inception) through December 31, 2021, which represents the vesting of twenty-five percent of the transferred shares.
A summary of the restricted share award and restricted unit activity for period from January 27, 2021 (inception) through December 31, 2021 is as follows:

Number of Shares
Granted on March 12, 2021	195,000
Forfeited	—
Vested	(48,750)

Unvested Outstanding at December 31, 2021	146,250

The Company recorded non-cash compensation expense of $267,150 for period from January 27, 2021 (inception) through December 31, 2021.
A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

Amount Vested
Amount vested on March 22, 202 1 , the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	$267,150
Amount to be vested on March 22, 202 2 , one year from the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	267,150
Amount to be vested upon the Company’s consummation of a successful business combination (represents 50% of shares vested or 97,500 shares)	534,300

Total vesting amount	$1,068,600

Total unrecognized compensation expense related to unvested Founder Shares at December 31, 2021 amounted to $801,450 and is expected to be recognized once defined intervals within the executed transfer agreements are met, such as the consummation of a business combination.
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Money market funds in Trust Account	$200,014,773	$200,014,773	—	—

Liabilities:
Warrant liabilities—Public	3,400,000	3,400,000	—	—
Warrant liabilities—Private	2,210,000	—	—	2,210,000

	$5,610,000	$3,400,00	$—	$2,210,000

The Company utilized a Monte Carlo simulation model to value the Warrants at the initial measurement date and, for the Private Placement Warrants, at each subsequent reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a binomial options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of comparable SPAC warrants that matches the expected remaining life of the Warrants. The risk-free interest rate is based on the U.S.
Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the Warrants. The expected life of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero. As of December 31, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants, and the public warrant liabilities were transferred to Level 1.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 25, 2021 (Initial Measurement)	At December 31, 2021
Share price	$9.54	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	30.0%	10.0%
Risk-free rate	1.26%	1.47%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of warrant liabilities:

	Private Warrants (Level 3)	Public Warrants (Level 1)	Warrant Liabilities
Fair value as of January 27, 2021	$—	$—	$—
Initial measurement on March 25, 2021	5,936,667	9,133,333	15,070,000
Change in fair value	(3,726,667)	(5,733,333)	(9,460,000)

Fair value as of December 31, 2021	$2,210,000	$3,400,000	$5,610,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers out of Level 3 into Level 1 of $9,133,333 in the fair value hierarchy for the year ended December 31, 2021 for the Public Warrants. As of December 31, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants.
Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.