Form 10-Q/A
period 2021-03-31
TB SA Acquisition Corp
filed 2022-06-14
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
13
, 2022,
20,000,000
 Class A ordinary shares, par value $0.0001 per share (including 20,000,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and
 5,000,000
Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
TB SA Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 (the “Original Quarterly Report”) should no longer be relied upon due to the vesting terms of the Company’s Security Assignment Agreement with directors that were not properly evaluated and recorded.
Background of Restatement
On March 12, 2021, the Company’s Sponsor transferred a total of 195,000 shares of Class B ordinary shares of the Company to various individuals at a price of $0.0035 per share. Gareth Penny received 100,000 shares, James Crawley received 35,000, Thando Mhlambiso received 30,000, and Ziyanda Ntshona received 30,000 shares, for a total of 195,000 Class B ordinary shares. Within each agreement that was executed with each individual, vesting provisions were defined for the transferred shares. Summarized, the provisions stated that on the date of the Company’s IPO, twenty-five percent of the total transferred shares would vest, with an additional twenty-five percent vesting one year after the Company’s IPO date. The final fifty percent vests on the date the Company consummates its business combination.
The Company has
re-evaluated
the Company’s application of ASC 718, “Compensation—Stock Compensation,” and notes that the transfer of the Class B Ordinary shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Public Offering and/or Business Combination). Compensation expense related to the Founders Shares should be recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Pursuant to this re-evaluation,
the Company’s management has determined that the vesting terms and recording of stock compensation expense is not properly recognized in the period vested.
As a result, the Company’s management, together with the Audit Committee, determined on April 14, 2022, that the Company’s financial statements and other financial data as of and for the three months ended March 31, 2021 should be restated in this Form
10-Q/A
as a result of this error.
As part of the review procedures made by the Company for the re-evaluation
of ASC 718, the Company reviewed other financial statement accounts and made material adjustments relating to the Company’s accrued liabilities and over-allotment liability under ASC 480, “Distinguishing Liabilities from Equity.”

Furthermore, the Company determined that the previous valuations used to record the Company’s warrant liabilities as of March 31, 2021 were based on certain incorrect assumptions. The Company has corrected these assumptions, which results in a change to the remeasured warrant liability as of March 31, 2021.
The Company has also re-evaluated the classification of its ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under ASC 480-10-S99. Therefore, the Company concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, the Company has noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.
Lastly, in connection with the change in presentation for the ordinary shares subject to redemption, the Company also restated its earnings per share calculation to allocate net income (loss) evenly to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares participate pro rata in the income (loss) of the Company.
The financial information that has been previously filed or otherwise reported for this period is superseded by the information in this Form
10-Q/A,
and the financial statements and related financial information contained in the Quarterly Report as of March 31, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021 should no longer be relied upon. On April 19, 2022, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report.
These adjustments result in
non-cash,
non-operating
financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of March 31, 2021. The Company’s management has concluded that, in light of the errors described above, material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Additionally, the Company has concluded that financial reporting controls over corporate governance related to the amended quarterly filing for the period March 31, 2021 was ineffective and that material weaknesses exist. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. Management is also designing and implementing additional corporate governance controls to mitigate issues related to financial reporting, including further review of the Company’s accrued liabilities. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form
10-Q/A.

TB SA ACQUISITION CORP
Form
10-Q
For the Period Ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TB SA ACQUISITION CORP
CONDENSED BALANCE SHEET
MARCH 31, 2021
(as Restated)
(Unaudited)

Assets
Current assets:
Cash	$2,500,001
Prepaid expenses	1,111,665

Total current assets	3,611,666
Cash Held in Trust account	200,000,000

Total assets	203,611,666

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,765,967
Over-allotment liability	34,133
Promissory note – related party	133,541

Total current liabilities	1,933,641
Warrant Liabilities	14,520,000

Total liabilities	16,453,641

Commitments
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share	200,000,000
Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption) at March 31, 2021	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,750,000 shares issued and outstanding	575
Additional paid-in capital	267,150
Accumulated deficit	(13,109,700)

Total shareholders’ deficit	(12,841,975)

Total liabilities and shareholders’ deficit	$203,611,666

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(as Restated)
(Unaudited)

Formation and operating costs	$40,802
Stock compensation expense	267,150

Loss from operations	(307,952)

Other Income (Expense)
Change in fair value of over-allotment liability	(23,457)
Change in fair value of warrant liabilities	550,000
Offering expenses related to warrant issuance	(233,453)

Total other expense	293,090

Net loss	$(14,862)

Weighted average shares outstanding of Class A ordinary shares	2,187,500

Basic and diluted net loss per share, Class A ordinary shares	$(0.00)

Weighted average shares outstanding of Class B ordinary shares	4,609,375

Basic and diluted net loss per share, Class B ordinary shares	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(as Restated)
(Unaudited)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(587,759)	(13,094,838)	(13,682,597)
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150		267,150
Net loss	—	—	—	—	—	(14,862)	(14,862)

Balance as of March 31, 2021	—	$—	5,750,000	$575	$267,150	$(13,109,700)	$(12,841,975)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021
(as Restated)
(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(14,862)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	267,150
Change in fair value of over-allotment liability	23,457
Change in fair value of warrant liabilities	(550,000)
Offering costs allocated to Warrants	233,453
Changes in current assets and current liabilities:
Prepaid assets	(1,111,665)
Accounts payable	1,765,967

Net cash provided by operating activities	613,500

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	6,500,001
Proceeds from issuance of Founder Shares	25,000
Proceeds from issuance of Promissory note – related party	133,541
Payments of offering costs	(772,041)

Net cash provided by financing activities	201,886,501
Net Change in Cash	2,500,001
Cash—Beginning	—

Cash—Ending	$2,500,001

Supplemental Disclosure of Non-cash Financing Activities:

Remeasurement of Class A ordinary shares subject to possible redemption	$13,682,597

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)
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
(as Restated)

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
(as Restated)

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
the COVID-19 outbreak
and the resulting market downturn.
Note 2 — Restatement of Previously Issued Financial Statements
The Company has
re-evaluated
the Company’s application of ASC 718, “Compensation—Stock Compensation,” and notes that the transfer of the Class B Ordinary shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Public Offering and/or Business Combination). Compensation expense related to the Founders Shares should be recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Pursuant to this re-evaluation,
the Company’s management has determined that the vesting terms and recording of stock compensation expense is not properly recognized in the period vested.
In addition to the Company’s
re-evaluation
of ASC 718, the Company also made a material adjustment to the Company’s accrued liabilities, which was not properly accrued for at the Company’s IPO date. Furthermore, the Company re-evaluated
its application of ASC 480, “Distinguishing Liabilities from Equity,” for the underwriter’s over-allotment option, of which the Company evaluated that a liability existed as of March 31, 2021 that should be presented within the condensed financial statements.
Furthermore, on April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC issued the SEC Statement. The SEC Statement advises, among other things, that certain settlement terms and provisions generally present in SPAC warrants preclude such warrants from being accounted for as equity. As a result of the SEC Statement, during the three months ended March 31, 2021, the Company reevaluated the accounting treatment of the Public Warrants and Private Placement Warrants in consideration of the guidance in ASC
815-40
and concluded that the public and private warrants should be classified as a liability measured at fair value at inception (on the date of issuance) and at each reporting, with changes in fair value recognized in the statement of operations in the period of change; however, subsequent to filing of its Quarterly Report on Form
10-Q
for the three months ended March 31, 2021, the Company determined that the valuations used to record the warrant liabilities were based on certain incorrect assumptions, and when corrected results in a change to the remeasured warrant liability as of March 31, 2021.

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)

The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended March 31, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under
ASC
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
The following tables present the impacts of the adjustments stated above:

Balance Sheet as of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Accrued Expenses	$1,695,967	$70,000	$1,765,967
Over-Allotment Liability	—	34,133	34,133
Warrant Liabilities	15,686,667	(1,166,667)	14,520,000
Total Liabilities	17,516,175	(1,062,534)	16,453,641
Class A ordinary shares subject to possible redemption	181,095,490	18,904,510	200,000,000
Class A ordinary shares	189	(189)	—
Additional Paid-In Capital	4,895,037	(4,627,887)	267,150
(Accumulated Deficit) Retained Earnings	104,200	(13,213,900)	(13,109,700)
Total Shareholders’ (Deficit) Equity	5,000,001	(17,841,976)	(12,841,975)

Statement of Operations for the period from January 27, 2021 (Inception) through March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Stock Compensation Expense	$—	$(267,150)	$(267,150)
Change in fair value of warrant liabilities	373,333	176,667	550,000
Offering expenses related to warrant issuance	(228,331)	(5,122)	(233,453)
Change in fair value over-allotment liability	—	(23,457)	(23,457)
Net Income (Loss)	104,200	(119,062)	(14,862)
Weighted average shares outstanding, Class A ordinary shares	18,081,109	(15,893,609)	2,187,500
Basic and diluted net loss per share, Class A ordinary shares	—	—	—
Weighted average shares outstanding, Class B ordinary shares	5,899,247	(1,289,872)	4,609,375
Basic and diluted net loss per share, Class B ordinary shares	0.02	(0.02)	—

Statement of Cash Flows for the period from January 27, 2021 (Inception) through March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Net Income (Loss)	$104,200	$(119,062)	$(14,862)
Stock Compensation Expense	—	267,150	267,150
Change in fair value of warrant liabilities	(373,333)	(176,667)	(550,000)
Offering expenses related to warrant issuance	228,331	5,122	233,453
Change in fair value over-allotment liability	—	23,457	23,457
Accounts Payable and Accrued Expenses	1,695,967	70,000	1,765,967

Statement of Shareholders’ Equity for the period from January 27, 2021 (Inception) through March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Fair value of Founder Shares transferred to Directors	$—	$267,150	$267,150
Remeasurement of Class A ordinary shares	—	(13,682,597)	(13,682,597)
Class A ordinary shares subject to possible redemption	(181,095,490)	181,095,490	—
Excess Sponsor paid over Fair value of Private Placement Warrants	173,335	389,999	563,334
Sale of Units in Initial Public Offering, net of underwriter’s fees, other offering costs and fair value of Public Warrants	185,792,956	(185,792,956)	—
Net Income (Loss)	104,200	(119,062)	(14,862)

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)

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
(as Restated)

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
Net Income per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted net income per share for the period from January 27, 2021 (inception) through March 31, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the period from January 27, 2021 (inception) through March 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income	$(4,783)	$(10,079)
Denominator:
Weighted-average shares outstanding	2,187,500	4,609,375

Basic and diluted net income per share	$(0.00)	$(0.00)

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)

Offering Costs
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on March 31, 2021, offering costs totaling $4,772,041 have been charged to stockholders’ equity (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction cost $233,453 was reclassed to expense as a non-operating
expense in the statement of operations with the rest of the offering cost charged to stockholders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)

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
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations as of the initial measurement date, and for the Private Placement Warrants, as of subsequent measurement dates (see Note11).
The Company granted the underwriters a
45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date with a change in fair value recorded at March 31, 2021.
Share-Based Compensation
The Company accounts for stock awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the grant date using a Monte-Carlo simulation approach and was determined by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares.
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update
(“ASU”)2020-06,
Debt—Debt with Conversion and Other Options
(Subtopic470-20)
and
ASC815-40(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU2020-06eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)

pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity.
ASU2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU2020-06is effective January 1, 2022 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that
ASU2020-06
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
As of March 31, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,133,333)
Proceeds allocated to Derivative Liability	(10,676)
Class A ordinary share issuance costs	(4,538,588)
Plus:
Accretion of carrying value to redemption value	13,682,597

Class A ordinary shares subject to possible redemption	$200,000,000

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
(as Restated)

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
(as Restated)

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
The transfer of the Class B Ordinary shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Public Offering and/or Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. See Note 10 for the Company’s vesting schedule and accounting treatment over the transferred Class B ordinary shares under ASC 718.
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

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)

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
(as Restated)

Note 8 — Stockholder’s Equity
Preference Shares
— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2021, there were no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption).
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
(as Restated)

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
(as Restated)

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

Note 10 — Share-Based Compensation
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
The fair value of the Founder Shares on the grant date was $5.48 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $1,068,600, of which $267,150 was recorded as stock compensation expense during the period from January 27, 2021 (inception) through March 31, 2021, which represents the vesting of twenty-five percent of the transferred shares.
A summary of the restricted share award and restricted unit activity for period from January 27, 2021 (inception) through March 31, 2021 is as follows:

Number of Shares
Granted on March 12, 2021	195,000
Forfeited	—
Vested	(48,750)

Unvested Outstanding at March 31, 2021	146,250

A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)

Amount Vested
Amount vested on March 25, 2021, the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	$267,150
Amount vesting on March 25, 2022, one year from the Company’s IPO date
(represents 25% of shares vested or 48,750 shares)	267,150
Amount vesting upon the Company’s consummation of a successful business combination (represents 50% of shares vested or 97,500 shares)	534,000

Total vesting amount	$1,068,600

Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2021 amounted to $801,450 and is expected to be recognized once defined intervals within the executed transfer agreements are met, such as the consummation of a business combination.
Note 11 — Fair Value Measurements
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Liabilities:
Warrant liabilities—Public	8,800,000	—	—	8,800,000
Warrant liabilities—Private	5,720,000	—	—	5,720.000
Over-allotment liability	34,133	—	—	34,133

	$14,554,133	$—	$—	$14,554,133

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
The Company utilizes a Black-Scholes Option Pricing model to value the over-allotment liability at the initial measurement and at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the over-allotment liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield.
The aforementioned warrant liabilities and/or over-allotment liability are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(as Restated)

	At March 25, 2021 (Initial Measurement)	At March 31, 2021
Warrant Liabilities
Stock price	$9.51	$9.37
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	30.0%	40.0%
Risk-free rate	1.26%	1.38%
Dividend yield	0.0%	0.0%

Over-Allotment Liability
Unit price	$9.75	$9.85
Exercise price	$10.00	$10.00
Term (in years)	0.12	0.11
Volatility	4.48%	4.48%
Risk-free rate	0.025%	0.010%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of Level 3 liabilities:

	Warrant Liabilities	Over-Allotment Liability
Fair value as of January 27, 2021	$—	$—
Initial measurement on March 25, 2021	15,070,000	10,676
Change in fair value	(550,000)	23,456

Fair value as of March 31, 2021	$14,520,000	$34,132

There were no transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.
Note 12 — Subsequent Events
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
For the three months ended, we had a net loss of $14,862. We incurred $40,802 of formation and operating costs consisting mostly of general and administrative expenses.
As a result of the restatement described in Note 2 to the financial statements included herein, we have re-evaluated
our application of ASC 718, “Compensation—Stock Compensation,” and note that the transfer of the Class B Ordinary shares is in the scope of ASC 718. We have, as such, recorded compensation expense related to the Founders Shares within our accompanying condensed financial statements.
In addition to our
re-evaluation
of ASC 718, we also
re-evaluated
our application of ASC 480, “Distinguishing Liabilities from Equity,” for the underwriter’s over-allotment option, of which we recorded a liability and changed in value of the over-allotment liability within the condensed financial statements.
Furthermore, we determined that the previous valuations used to record our warrant liabilities as of March 31, 2021 were based on certain incorrect assumptions. We corrected these assumptions, which resulted in a change to the remeasured warrant liability as of March 31, 2021.
We have also
re-evaluated
the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under
ASC480-10-S99.
Therefore, we concluded that the carrying value should include all ordinary shares subject to possible redemption, resulting in the ordinary shares subject to possible redemption being classified as temporary equity in its entirety. As a result, we have noted a reclassification adjustment related to temporary equity and permanent equity. This resulted in an adjustment to the initial carrying value of the ordinary shares subject to possible redemption with the offset recorded to additional paid-in
capital (to the extent available), retained earnings (accumulated deficit) and ordinary shares.
Lastly, in connection with the change in presentation for the ordinary shares subject to redemption, we also restated our earnings per share calculation to allocate net income (loss) evenly to ordinary shares subject to redemption and those that are not subject to redemption. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of ordinary shares participate pro rata in the income (loss) of the Company.
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
The Company anticipates that the $2,500,001 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months, assuming that a Business Combination is not consummated during that time. Until consummation of our initial Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 6 to our financial statements) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 6 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial Business Combination.
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

Administrative Services Agreement
Commencing on March 25, 2021, the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month.
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
Underwriting Agreement
We granted the underwriter
a 45-day option
from March 25, 2021 to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions.
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
Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 3 – Significant Accounting Policies, of the Notes to Financial Statements included in this Report. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates
Use of Estimates
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
Class A Ordinary Shares Subject to Possible Redemption
All of the 20,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the amended and restated memorandum and articles of association. In accordance with
ASC480-10-S99,
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
Over-Allotment Liability
We granted the underwriters a
45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” We concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date and re-valued
at March 31, 2021.
Share-Based Compensation
The Company accounts for stock awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the date of grant by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares.
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
Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase our shares were excluded from diluted net income per share for the period from January 27, 2021 (inception) through March 31, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
Offering Costs
We comply with the requirements of FASB ASC
340-10-S99-1and
SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on March 31, 2021, offering costs totaling $4,772,041 have been charged to shareholders’ equity (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction costs, $233,453 was reclassified to expense as anon-operating expense in the statement of operations, with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting relating to the accounting treatment and valuation for complex financial instruments.
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
Changes in Internal Control over Fi
nancial Reporting
Except as noted above, there was no change in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
of the Exchange Act) that occurred during the period ended March 31, 2021 covered by this
Form10-K
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

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104*	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this fourteenth

day of June, 2022.

TB SA ACQUISITION CORP

/s/ Andrew Rolfe
Name: Andrew Rolfe
Title: Chief Executive Officer
(Principal Executive Officer)

/s/ James Crawley
Name:	James Crawley
Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)