Form 10-Q
period 2022-03-31
TB SA Acquisition Corp
filed 2022-06-15
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of June
13
, 2022
, 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

TB SA ACQUISITION CORP
Form
10-Q
For the Period Ended March 31, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from January 27, 2021 (Inception) through March 31, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended March 31, 2022 and for the period from January 27, 2021 (Inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and for the period from January 27, 2021 (Inception) through March 31, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TB SA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash	$213,240	$252,323
Prepaid expenses	585,940	555,000

Total current assets	799,180	807,323
Cash held in Trust account	200,034,831	200,014,773
Prepaid expenses, non-current	—	123,164

Total assets	$200,834,011	$200,945,260

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$1,762,229	$1,582,505
Working capital loan—related party	256,000	—
Due to related party	296,576	243,038

Total current liabilities	2,314,805	1,825,543
Warrant liabilities	2,640,000	5,610,000

Total liabilities	4,954,805	7,435,543

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share	200,034,831	200,014,773
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	554,300	267,150
Accumulated deficit	(4,710,425)	(6,772,706)

Total shareholders’ deficit	(4,155,625)	(6,505,056)

Total Liabilities and Shareholders’ Deficit	$200,834,011	$200,945,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended March 31, 2022	For the period from January 27, 2021 (Inception) through March 31, 2021
Formation and operating costs	$639,569	$40,802
Stock compensation expense	267,150	267,150

Loss from operations	(906,719)	(307,952)

Other Income (Expense)
Interest income	20,058	—
Offering expenses related to warrant issuance	—	(233,453)
Change in fair value of working capital loan—related party	(1,000)	—
Change in fair value of over-allotment liability	—	(23,457)
Change in fair value of warrant liabilities	2,970,000	550,000

Total other income	2,989,058	293,090

Net income (loss)	$2,082,339	$(14,862)

Weighted average shares outstanding of Class A ordinary share	20,000,000	2,187,500

Basic and diluted net income (loss) per share, Class A ordinary share	$0.08	$(0.00)

Weighted average shares outstanding of Class B ordinary share	5,000,000	4,609,375

Basic and diluted net income (loss) per share, Class B ordinary share	$0.08	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	—	$—	5,000,000	$500	$267,150	$(6,772,706)	$(6,505,056)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(20,058)	(20,058)
Proceeds received in excess of initial fair value of working capital loan—related party	—	—	—	—	20,000	—	20,000
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Net incom e	—	—	—	—	—	2,082,339	2,082,339

Balance as of March 31, 2022	—	$—	5,000,000	$500	$554,300	$(4,710,425)	$(4,155,625)

FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(587,759)	(13,094,838)	(13,682,597)
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Net loss	—	—	—	—	—	(14,862)	(14,862)

Balance as of March 31, 2021	—	$—	5,750,000	$575	$267,150	$(13,109,700)	$(12,841,975)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2022	For the period from January 27, 2021 (Inception) through March 31, 2021
Cash Flows from Operating Activities:
Net income (loss)	$2,082,339	$(14,862)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Offering costs allocated to Warrants	—	233,453
Change in fair value of warrant liabilities	(2,970,000)	(550,000)
Change in fair value of working capital loan—related party	1,000	—
Change in fair value of over-allotment liabilities	—	23,457
Stock compensation expense	267,150	267,150
Interest earned on Trust Account	(20,058)	—
Changes in current assets and current liabilities:
Prepaid assets	92,224	(1,111,665)
Accounts payable and accrued expenses	179,724	1,765,967
Due to related party	53,538	—

Net cash (used in) provided by operating activities	(314,083)	613,500

Cash Flows from Investing Activity:
Investment of cash into Trust Account	—	(200,000,000)

Net cash used in investing activity	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	—	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	—	6,500,001
Proceeds from issuance of Working Capital Loan—related party	275,000	—
Proceeds from issuance of Promissory note—related party	—	133,541
Proceeds from issuance of Founder Shares	—	25,000
Payment of offering costs	—	(772,041)

Net cash provided by financing activities	275,000	201,886,501

Net Change in Cash	(39,083)	2,500,001
Cash—Beginning	252,323	—

Cash—Ending	$213,240	$2,500,001

Supplemental Disclosure of Non-Cash Financing Activity:
Proceeds received in excess of initial fair value of working capital loan—related party	$20,000	$—

Remeasurement of Class A ordinary shares subject to possible redemption	$20,058	$13,682,597

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
As of March 31, 2022, the Company had not yet commenced any operations. All activity through March 31, 2022, relates to the Company’s formation and preparation for its initial public offering (“Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Simultaneously with the closing of the IPO, the Company consummated the sale of 4,333,334 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.50 per Private Placement Warrant, which is discussed in Note 4.
Transaction costs amounted to $4,772,041 consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs. Of the total transaction cost $233,453 was reclassified to expense as
non-operating
expense in the condensed statements of operations with the rest of the offering costs charged to shareholders’ deficit. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
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
Liquidity and Going Concern Consideration
As of March 31, 2022, the Company had
 $213,240
in its operating bank account, and a working capital deficiency of
$1,515,625.
All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
The Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in funds as may be required (“Working Capital Loans”). Such Working Capital Loans are evidenced by convertible promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.50 per Private Warrant. As of March 31, 2022, and December 31, 2021, $275,000 and $0, respectively, was drawn on the Working Capital Loan, presented at its fair value of $256,000 and $0, respectively (See Note 5).
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

The Company has performed an assessment of going concern considerations in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic
205-40,
“Presentation of Financial Statements — Going Concern.” The Company has until March 22, 2023, to consummate an initial Business Combination. It is uncertain that it will be able to consummate an initial Business Combination by this time. If an initial Business Combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these unaudited condensed financial statements. The Company has determined that the liquidity condition and mandatory liquidation, should an initial Business Combination not occur, and potential subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after March 22, 2023.
Risks and Uncertainties
Results of operations and the Company’s ability to complete the Proposed Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond its control. The business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the
COVID-19
pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. The Company cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial business combination.
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form
10-K
filed by the Company with the SEC on May 4, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of the unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities and convertible promissory note. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At March 31, 2022 and December 31, 2021, the Trust Account had $200,034,831 and $200,014,773
held in money market funds, respectively, which are invested primarily in U.S. Treasury securities. For the period from January 27, 2021 (inception) through March 31, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in the Trust Account. At March 31, 2022 and December 31, 2021, the Company has not experienced losses on this account.
Class A Ordinary Shares Subject to Possible Redemption
All of the 20,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in
ASC 480-10-S99, redemption
provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by
charges against additional paid in capital to the extent available and accumulated deficit.
Net Income (Loss) per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. Th
e 11,000,000
potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted net income (loss) per share for the three months ended March 31, 2022 and for the period from January 27, 2021 (Inception) through March 31, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the three months ended March 31, 2022
	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$1,665,871	$416,468
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000

Basic and diluted net income per share	$0.08	$0.08

	For the period from January 27, 2021 (Inception) through March 31, 2021
	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss	$(4,783)	$(10,079)
Denominator:
Weighted-average shares outstanding	2,187,500	4,609,375

Basic and diluted net loss per share	$(0.00)	$(0.00)

Offering Costs
The Company complies with the requirements of FASB
ASC 340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ deficit upon the completion of the IPO. Accordingly, on March 31, 2022, offering costs totalin
g $4,772,041
have been charged to shareholders’ deficit (consisting o
f $4,000,000
of underwriting fees an
d $772,041
of other offering costs). Of the total transaction cos
t $233,453
was reclassified to expense as
a non-operating
expense in the condensed statements of operations with the rest of the offering cost charged to shareholders’ deficit. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the condensed balance sheets.
Working Capital Loans—Related Party
The Company accounts for the loan under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). The Company has made such election for the loan. Using the fair value option, the loan is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.
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
the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations as of the initial measurement date, and for the Private Placement Warrants, as of subsequent measurement dates (see Note 10).
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

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited (see Note 9).
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and ASC 815-40 (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal year beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that there any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.
Note 3 — Initial Public Offering
Pursuant to the IPO, the Company sold 20,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-third
of one redeemable warrant (each, a “Public Warrant” and collectively, the “Public Warrants”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.
As of March 31, 2022 and December 31, 2021, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,133,333)
Proceeds allocated to derivative liability	(10,676)
Class A ordinary share issuance costs	(4,538,588)
Plus:
Remeasurement adjustment of carrying value to redemption value	13,697,370
Class A ordinary shares subject to possible redemption at December 31, 2021	200,014,773
Plus:
Remeasurement adjustment of carrying value to redemption value	20,058

Class A ordinary shares subject to possible redemption at March 31, 2022	$200,034,831

Note 4 — Related Party—Private Placement Warrants
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
The Sponsor, officers and directors entered into a letter agreement with the Company, pursuant to which they agreed to waive their redemption rights with respect to any Founder Shares (as described in Note 5) and public shares held by them in connection with the completion of the initial Business Combination or certain amendments to the amended and restated memorandum and articles of association. In addition, the Sponsor, officers and directors agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the prescribed time frame. However, if the Sponsor or any of the Company’s officers, directors or affiliates acquire public shares, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete the initial Business Combination within the prescribed time frame. In the event that the Company submits the initial Business Combination to the public shareholders for a vote, the Sponsor will agree to vote any Founder Shares held by it and any public shares purchased during or after the IPO in favor of the initial Business Combination and the officers and directors will also agree to vote any public shares purchased during or after the IPO in favor of the initial Business Combination.
Note 5 — Related Party Transactions
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
Due to Related Party
The Sponsor and an affiliate of the Sponsor have charged the Company for support charges under the administrative support agreement and other reimbursable expenses incurred in connection the Company’s operations. As of March 31, 2022 and December 31, 2021, the Company owed the Sponsor an aggregate of $296,576 and $243,038, respectively, of which mainly consist of admin support service fees and Tower Brook personnel expenses.
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and for the period from January 27, 2021 (Inception) to March 31, 2021 the Company incurred $30,000 and $2,000 of administrative support services, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On February 28, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $275,000 for working capital and other general corporate purposes. The loan is non-interest bearing and payable on June 30, 2023. At the option of the Sponsor, the outstanding principle of the loan may be converted into warrants (“Conversion Warrants”) equal to the outstanding principle of the loan divided by $1.50. As of March 31, 2022, $275,000 was drawn on the loan, presented at its fair value of $256,000 on the accompanying condensed balance sheets. As of December 31, 2021, the Company had no Working Capital Loan borrowings.

Note 6 — Commitments & Contingencies
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
Note 7 — Shareholder’s Equity
Preference Shares
— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At March 31, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued or outstanding.
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
Note 8 — Warrants
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
at $
0.10
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
 and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the Warrant holders
.

Note 9 — Share-Based Compensation
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
The fair value of the Founder Shares on the grant date was $5.48 per share, by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $1,068,600, of which $267,150 was recorded as stock compensation expense during the period from January 27, 2021 (inception) through December 31, 2021 and $267,150 was recorded during the three months ended March 31, 2022, respectively, which represent the vesting of fifty percent of the transferred shares in total.
A summary of the restricted share award and restricted unit activity for period from January 27, 2021 (inception) through December 31, 2021 and for the three months ended March 31, 2022 is as follows:

Number of Shares
Granted on March 12, 2021	195,000
Forfeited	—
Vested	(48,750)

Unvested Outstanding at December 31, 2021	146,250
Vested	(48,750)
Unvested Outstanding at March 31, 2022	97,500
A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

Amount Vested
Amount vested on March 22, 2021, the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	$267,150
Amount vested on March 22, 2022, one year from the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	267,150
Amount to be vested upon the Company’s consummation of a successful business combination (represents 50% of shares vested or 97,500 shares)	534,300

Total vesting amount	$1,068,600

Total unrecognized compensation expense related to unvested Founder Shares at March 31, 2022 amounted to $534,300 and is expected to be recognized once defined intervals within the executed transfer agreements are met, such as the consummation of a business combination.
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
U.S. government securities in Trust Account	$200,034,831	$200,034,831	—	—

Liabilities:
Working capital loan—related party	256,000	—	—	256,000
Warrant liabilities—Public	1,600,000	1,600,000	—	—
Warrant liabilities—Private	1,040,000	—	—	1,040,000

	$2,896,000	$1,600,000	$—	$1,296,000

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
U.S. government securities in Trust Account	$200,014,773	$200,014,773	—	—

Liabilities:
Warrant liabilities—Public	3,400,000	3,400,000	—	—
Warrant liabilities—Private	2,210,000	—	—	2,210,000

	$5,610,000	$3,400,00 0	$—	$2,210,000

Warrants and Working Capital Loan
The Warrants and loan are accounted for as liabilities in accordance with ASC 815-40 on the Condensed Balance Sheets. The warrant liabilities and loan are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and loan in the statements of operations.
Measurement
Warrants
As of March 31, 2022 and December 31, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants, and the public warrant liabilities were transferred to Level 1.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 warrants fair value measurements:

	At March 31, 2022	At December 31, 2021
Share price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	6.0%	10.0%
Risk-free rate	2.54%	1.47%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of warrants liabilities:

	Private Warrants (Level 3)	Public Warrants (Level 1)	Warrant Liabilities
Fair value as of December 31, 2021	$2,210,000	$3,400,000	$5,610,000
Change in fair value	(1,170,000)	(1,800,000)	(2,970,000)

Fair value as of March 31, 2022	$1,040,000	$1,600,000	$2,640,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers out of Level 3 into Level 1 of $9,133,333 in the fair value hierarchy for the year ended December 31, 2021 for the Public Warrants. As of March 31, 2022 and December 31, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants.
Working Capital Loan
On February 28, 2022 and March 31, 2022, the Company used a yield-to-maturity bond pricing model to value the loan. The loan is classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.
The key inputs into the pricing model for the loan was as follows:

	At March 31, 2022	At February 28, 2022
Term (years)	1.25	1.33
Selected Debt Yield Rate (B and BB rated bond yields)	6.0%	6.0%
Stock price	$9.78	$9.73
Strike price	$11.50	$11.50
Volatility	4.35%	6.81%
Risk-free rate	2.41%	1.76%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of loan Level 3 liabilities:

Level 3
Issuance of working capital loan at February 28, 2022	$275,000
Initial measurement of draw on working capital loan—related party on February 28, 2022	(20,000)
Change in fair value of working capital loan at March 31, 2022	1,000

Fair value at March 31, 2022	$256,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2022 for the working capital loan.
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the unaudited condensed financial statements were issued. Based upon this review and other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.
On June 9, 2022, the Company’s sponsor entered into a “Capital Contribution Agreement” by and between Andrew Rolfe (“Rolfe”), Andrew Rolfe 2015 Descendants Trust (the “2015 Trust” and together with Rolfe, the “Rolfe Members”), TowerBrook Capital Partners Growth II, L.P., a Cayman Islands limited partnership (the “TB Member” and, together with the Rolfe Members, the “Members”), and the Sponsor, where Rolfe and the 2015 Trust have agreed to advance up to $300,000 to the Sponsor as working capital loan to be provided to the Company.
Pursuant to this agreement, the Sponsor
issued a convertible promissory note to the Company on June 9, 2022 for $300,000. The convertible note was non-interest bearing, repayable on the maturity date of June 30, 2023, and can be converted at any time prior to or on the maturity date into warrants that are identical to the Private Placement Warrants. On June 9, 2022, $300,000 was deposited into the Company’s operating bank account pursuant to the convertible promissory note. As of the date of this filing, $300,000 remains unpaid and outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References in this quarterly report on Form
10-Q
(the “Report”) to “we,” “us” or the “Company” refer to TB SA Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to TCP SA, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
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
For the three months ended March 31, 2022, we had a net income of $2,082,339. We recorded a gain on the change in fair value of warrants of $2,970,000, share based compensation of $267,150, offset by $639,569 of formation and operating costs consisting mostly of general and administrative expenses.
For the period from January 27, 2021 (Inception) through March 31, 2021, we had a net loss of $14,862. We recorded a gain on the change in fair value of warrants of $550,000, share based compensation of $267,150, offset by $233,453 of offering costs allocated to warrants, a loss on the change in fair value of over-allotment liability of $23,457 and $40,802 million of formation and operating costs consisting mostly of general and administrative expenses.
Liquidity and Going Concern
As of March 31, 2022, we had $213,240 in our operating bank account, and working capital deficiency of $1,515,625 million. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of March 31, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
The Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in funds as may be required (“Working Capital Loans”). Such Working Capital Loans are evidenced by convertible promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.50 per Private Warrant. As of March 31, 2022, and December 31, 2021, $275,000 and $0, respectively, was drawn on the Working Capital Loan, presented at its fair value of $256,000 and $0, respectively.
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
As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”)
2014-15,
“Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management determined that the liquidity condition and date for mandatory liquidation and dissolution raise substantial doubt about the Company’s ability to continue as a going concern through March 22, 2023, the scheduled liquidation date of the Company if it does not complete a Business Combination prior to such date. These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.
Contractual Obligations
Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Administrative Services Agreement
Commencing on March 25, 2021, the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. As of March 31, 2022 and March 31, 2021, the Company recognized $30,000 and $2,000 for the administrative support services expense, respectively.

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
Underwriting Agreement
We granted the underwriter
a 45-day option
from March 22, 2021 to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 7, 2021, the underwriter’s over-allotment option expired and 750,000 Founder Shares were automatically surrendered by the sponsor to the Company for no consideration.
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
Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 2 – Significant Accounting Policies, of the Notes to Unaudited Condensed Financial Statements included in this Report. Our unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our unaudited condensed financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates.
Use of Estimates
The preparation of our unaudited condensed financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.
Making estimates requires us to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which we considered in formulating its estimate, could change in the near term due to one or more future confirming events. Two of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liabilities and convertible promissory note. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.
Class A Ordinary Shares Subject to Possible Redemption
All of the 20,000,000 Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation or if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the amended and restated memorandum and articles of association. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC
480-10-S99,
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
Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value using a Monte-Carlo simulation approach and adjust the warrants to fair value at each reporting period. This liability is subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations.
Working Capital Loans
We account for the our Working Capital Loan under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be made at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). We have made such election for the loan. Using the fair value option, the loan is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash gains or losses in the condensed statements of operations.
Over-Allotment Liability
We granted the underwriters a
45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” We concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date. The over-allotment option expired on May 7, 2021 and as a result 750,000 Founder Shares were forfeited, and the over-allotment option liability was derecognized in the statement of operations. For the period from January 27, 2021 (inception) to March 31, 2021, we recorded $23,457 within the condensed statement of operations for the change in value of the over-allotment liability.
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
Net Income (Loss) Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase our shares were excluded from diluted net income (loss) per share for the three months ended March 31, 2022 and for the period from January 27, 2021 (Inception) through March 31, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income (loss) per ordinary share for the periods presented.
Offering Costs
We comply with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on March 31, 2022, offering costs totaling $4,772,041 have been charged to shareholders’ equity (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction costs, $233,453 was reclassified to expense as a non-operating
expense in the statement of operations, with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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
Our management does not believe that there are any recently issued, but not yet effective, accounting standards that if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance Sheet
Arrangements
As of March 31, 2022, we did not have any
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
Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of March 31, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act) were not effective, due to a material weaknesses in our internal controls over financial reporting relating to the accounting treatment and valuation for complex financial instruments and financial statement close process as it relates to distinguishing between contingent and contractual arrangements as well as incorrect accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
Changes in Internal Control over
Fi
nancial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
Except as described below, there have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K
for the period ended December 31, 2021 as filed with the SEC on May 4, 2022.
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
On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially increase the costs and time required to negotiate and complete an initial business combination and could potentially impair our ability to complete an initial business combination.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Report on Form
10-Q.

Exhibit Number	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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