Form 10-Q/A
period 2021-06-30
TB SA Acquisition Corp
filed 2022-07-14
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of
Regulation S-T (§232.405
of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer
,a non-accelerated filer,
smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in
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
As of July
1
4
, 2022,
20,000,000 Class A ordinary shares, par value $0.0001 per share (including 20,000,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
TB SA Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on
Form 10-Q
for the quarterly period ended June 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on
Form 10-Q
for the quarterly period ended June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2021 (the “Original Quarterly Report”) should no longer be relied upon due to the vesting terms of the Company’s Security Assignment Agreement with directors that were not properly evaluated and recorded.
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
The Company has
re-evaluated
the Company’s application of the Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 718, “Compensation—Stock Compensation,” and notes that the transfer of the Class B Ordinary shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Public Offering and/or Business Combination). Compensation expense related to the Founders Shares should be recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Pursuant to this re-evaluation
of the Company’s management has determined that the vesting terms and recording of stock compensation expense is not properly recognized in the period vested.
As a result, the Company’s management, together with the Audit Committee, determined on April 14, 2022, that the Company’s financial statements and other financial data as of and for the six months ended June 30, 2021, should be restated in this Form
10-Q/A
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
and the financial statements and related financial information contained in the Quarterly Report as of June 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on August 24, 2021 should no longer be relied upon. On April 19, 2022, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report.
These adjustments result in
non-cash,
non-operating
financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of June 30, 2021. The Company’s management has concluded that, in light of the errors described above, material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Additionally, the Company has concluded that financial reporting controls over corporate governance related to the amended quarterly filing for the period June 30, 2021 was ineffective and that material weaknesses exist. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. Management is also designing and implementing additional corporate governance controls to mitigate issues related to financial reporting, including further review of the Company’s accrued liabilities. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form
10-Q/A.

TB SA ACQUISITION CORP
Form 10-Q
For the Period Ended June 30, 2021

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	1

	Unaudited Condensed Balance Sheet as of June 30, 2021 (as restated)	1

	Unaudited Condensed Statements of Operations for the three months ended June 30, 2021, and for the period from January 27, 2021 (inception) through June 30, 2021 (as restated)	2

	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the period from January 27, 2021 (inception) through June 30, 2021 (as restated)	3

	Unaudited Condensed Statement of Cash Flows for the period from January 27, 2021 (inception) through June 30, 2021 (as restated)	4

	Notes to Unaudited Condensed Financial Statements (as restated)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		25

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	26

Item 6.	Exhibits	26

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TB SA ACQUISITION CORP
CONDENSED BALANCE SHEET
JUNE 30, 2021
(as Restated)
(Unaudited)

June 30, 2021

Assets
Current assets:
Cash	$971,242
Prepaid expenses	595,955

Total current assets	1,567,197
Cash Held in Trust account	200,007,135
Other assets	402,945

Total assets	201,977,277

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$567,000
Due to related party	64,768

Total current liabilities	631,768
Warrant Liabilities	11,000,001

Total liabilities	11,631,769

Commitments
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share	200,007,135
Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no s hares issued and outstanding ( excluding 20,000,000 shares subject to possible redemption) at June 30, 2021	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	267,150
Accumulated deficit	(9,929,277)

Total shareholders’ deficit	(9,661,627)

Total liabilities and shareholders’ deficit	$201,977,277

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(as Restated)
(Unaudited)

	Three Months Ended June 30, 2021	January 27, 2021 (Inception) Through June 30, 2021

Formation and operating costs	$373,784	$414,586
Stock compensation expense	—	267,150

Loss from operations	(373,784)	(681,736)
Other Income (Expense)
Interest income	7,135	7,135
Offering expenses related to warrant issuance	—	(233,453)
Change in over-allotment liability	34,133	10,676
Change in fair value of warrant liabilities	3,519,999	4,069,999

Total other income	3,561,267	3,854,357

Net income	$3,187,483	$3,172,621

Weighted average shares outstanding of Class A ordinary shares	20,000,000	12,645,161

Basic and diluted net income per share, Class A ordinary shares	$0.13	$0.18

Weighted average shares outstanding of Class B ordinary shares	5,000,000	4,838,710

Basic and diluted net income per share, Class B ordinary shares	$0.13	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(as Restated)
(Unaudited)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(587,759)	(13,094,838)	(13,682,597)
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Net loss	—	—	—	—	—	(14,862)	(14,862)
Balance as of March 31, 2021	—	$—	5,750,000	$575	$267,150	$(13,109,700)	$(12,841,975)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(75)	(7,060)	(7,135)
Net income	—	—	—	—	—	3,187,483	3,187,483

Balance as of June 30, 2021	—	$—	5,000,000	$500	$267,150	$(9,929,277)	$(9,661,627)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021
(as Restated)
(Unaudited)

Cash Flows from Operating Activities:
Net income	$3,172,621
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(7,135)
Stock compensation expense	267,150
Change in fair value of over-allotment liability	(10,676)
Change in fair value of warrant liabilities	(4,069,999)
Offering costs allocated to Warrants	233,453
Changes in current assets and current liabilities:
Prepaid assets	(998,900)
Accounts payable	567,000
Due to related party	64,768

Net cash used in operating activities	(781,718)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	6,500,001
Proceeds from issuance of Founder Shares	25,000
Proceeds from issuance of Promissory note — related party	133,541
Payment of Promissory note — related party	(133,541)
Payments of offering costs	(772,041)

Net cash provided by financing activities	201,752,960

Net Change in Cash	971,242
Cash — Beginning	—

Cash — Ending	$971,242

Supplemental Disclosure of Non-Cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$13,689,732

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
Financing
The registration statement for the Company’s IPO was declared effective on March 22, 2021 (the “Effective Date”). On March 25, 2021, the Company consummated the IPO of 20,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units sold, the “public shares”), at $10.00 per Unit, generating gross proceeds of $200,000,000
,
which is discussed in Note 4
.
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
Liquidity
As of June 30, 2021, the Company had approximately $971,000 in its operating bank account, and working capital of approximately $935,000.
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
Note 2 — Restatement of Previously Issued Financial Statements
The Company has
re-evaluated
the Company’s application of ASC 718, “Compensation — Stock Compensation,” and notes that the transfer of the Class B Ordinary shares is in the scope of ASC 718. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of an Initial Public Offering and/or Business Combination). Compensation expense related to the Founders Shares should be recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Pursuant to this re-evaluation,
the Company’s management has determined that the vesting terms and recording of stock compensation expense is not properly recognized in the period vested.
In addition to the Company’s
re-evaluation
of ASC 718, the Company also made a material adjustment to the Company’s accrued liabilities as of June 30, 2021. Furthermore, the Company re-evaluated
its application of ASC 480, “Distinguishing Liabilities from Equity,” for the underwriter’s over-allotment option, of which the Company evaluated that a liability existed as of March 31, 2021 that was extinguished during the three months ended June 30, 2021 that should be presented within the condensed financial statements
.

The Company previously determined the ordinary shares subject to possible redemption to be equal to the redemption value of $10.00 per ordinary share while also taking into consideration its charter’s requirement that a redemption cannot result in net tangible assets being less than $5,000,001. Upon review of its financial statements for the period ended June 30, 2021, the Company reevaluated the classification of the ordinary shares and determined that the ordinary shares issued during the Initial Public Offering and pursuant to the exercise of the underwriters’ overallotment can be redeemed or become redeemable subject to the occurrence of future events considered outside the Company’s control under
ASC480-10-S99.
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
The following tables present the impacts of the adjustments stated above:

Balance Sheet as of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated

Accrued Expenses	$412,000	$155,000	$567,000
Total Liabilities	11,476,769	155,000	11,631,769
Class A ordinary shares subject to possible redemption	185,500,507	14,506,628	200,007,135
Class A ordinary shares	145	(145)	—
Additional Paid-In Capital	1,480,139	(1,212,989)	267,150
(Accumulated Deficit) Retained Earnings	3,519,217	(13,448,494)	(9,929,277)
Total Shareholders’ (Deficit) Equity	5,000,001	(14,661,628)	(9,661,627)

Statement of Operations for the period from January 27, 2021 (Inception) through June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Formation and operating costs	$(329,586)	$(85,000)	$(414,586)
Stock Compensation Expense	—	(267,150)	(267,150)
Offering expenses related to warrant issuance	(228,331)	(5,122)	(233,453)
Change in fair value over-allotment liability	—	10,676	10,676
Net Income	$3,519,217	$(346,596)	$3,172,621
Weighted average shares outstanding, Class A ordinary shares	18,226,407	(5,581,246)	12,645,161
Basic and diluted net income per share, Class A ordinary shares	$—	$0.18	$0.18
Weighted average shares outstanding, Class B ordinary shares	6,482,387	(1,643,677)	4,838,710
Basic and diluted net income per share, Class B ordinary shares	$0.54	$(0.36)	$0.18

Statement of Operations for three months ended June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Formation and operating costs	$(288,784)	$(85,000)	$(373,784)
Change in fair value over-allotment liability	—	34,133	34,133
Net Income	$3,238,350	$(50,867)	$3,187,483
Weighted average shares outstanding, Class A ordinary shares	18,229,775	1,770,225	20,000,000
Basic and diluted net income per share, Class A ordinary shares	$—	$0.13	$0.13
Weighted average shares outstanding, Class B ordinary shares	7,066,929	(2,066,929)	5,000,000
Basic and diluted net income per share, Class B ordinary shares	$0.46	$(0.33)	$0.13

Statement of Cash Flows for the period from January 27, 2021 (Inception) through June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Net Income	$3,519,217	$(346,596)	$3,172,621
Stock Compensation Expense	—	267,150	267,150
Offering expenses related to warrant issuance	228,331	5,122	233,453
Change in fair value over-allotment liability	—	(10,676)	(10,676)
Accounts Payable and Accrued Expenses	412,000	155,000	567,000
Payment of offering costs	(702,041)	(70,000)	(772,041)

Statement of Shareholders’ Deficit for the period from January 27, 2021 (Inception) through June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Fair value of Founder Shares transferred to Directors	$—	$267,150	$267,150
Remeasurement of Class A ordinary shares for the period from January 27, 2021 (Inception) through March 31, 2021	—	(13,682,597)	(13,682,597)
Remeasurement of Class A ordinary shares, for the three months ended June 30, 2021	—	(7,135)	(7,135)
Class A ordinary shares subject to possible redemption	(182,262,157)	182,262,157	—
Sale of Units in Initial Public Offering, net of underwriter’s fees, other offering costs and fair value of Public Warrants	186,392,957	(186,392,957)	—
Net Income (Loss) for the period from January 27, 2021 (Inception) through March 31, 2021	280,867	(295,729)	(14,862)
Net Income for the three months ended June 30, 2021	3,238,350	(50,867)	3,187,483

Note 3 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America(“GAAP”) for interim financial information and in accordance with the instructions to
Form 10-Q and
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
Net Income per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted net income per share for the period from January 27, 2021 (inception) through June 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the three months ended June 30, 2021		For the period from January 27, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Net income	$2,549,986	$637,497	$2,294,589	$878,032
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	12,645,161	4,838,710
Basic and diluted net income per share	$0.13	$0.13	$0.18	$0.18

Offering Costs
The Company complies with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on March 31, 2021, offering costs totaling $4,772,041 have been charged to s
tock
holders’ equity (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction cost $233,453 was reclassed to expense as a non-operating expense
in the statement of operations with the rest of the offering cost charged to s tock
holders’ equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
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
6,666,666
) and Private Placement (
4,333,334
) as derivative warrant liabilities in accordance with ASC815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations as of the initial measurement date, and for the Private Placement Warrants, as of subsequent measurement dates (see Note 1
1
).
The Company granted the underwriters a
45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date with a change in fair value recorded at March 31, 2021 and the date at which the over-allotment option expired unexercised during the three months ended June 30, 2021.
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
Debt — Debt with Conversion and Other Options (Subtopic
470-20)
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
As of June 30, 2021, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,133,333)
Proceeds allocated to Derivative Liability	(10,676)
Class A ordinary share issuance costs	(4,538,588)
Plus:
Accretion of carrying value to redemption value	13,689,732

Class A ordinary shares subject to possible redemption	$200,007,135

Note 5 — Related Party — Private Placement Warrants
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
Note 8 — Shareholders’ Equity
Preference Shares
 — The Company is authorized to issue a total of
5,000,000
preference shares at par value of $
0.0001
each. At June 30, 2021, there were
no
preference shares issued or outstanding.
Class
 A Ordinary Shares
 — The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2021, there were no shares issued and outstanding (excluding 20,000,000 shares subject to possible redemption).
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
Note 9 — Warrants
Each whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $
11.50
per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than
$9.20
per ordinary share (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor

1
6

or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than
 60
% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the
 20
trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $
9.20 per share, the exercise price

of the Warrants will be adjusted (to the nearest cent) to be equal to 115
% of the higher of the Market Value and the Newly Issued Price, the $
18.00
 per share redemption trigger price described below
under “— Redemption
of Warrants when the price per Class A ordinary share equals or exceeds $
18.00
”

and “— Redemption
of Warrants when the price per Class A ordinary shares equals or exceeds $
10.00
” will be adjusted (to the nearest cent) to be equal to
180
% of the higher of the Market Value and the Newly Issued Price, and the $
10.00
per share redemption trigger price described below
under“ — Redemption

of Warrants when the price per Class A ordinary share equals or exceeds $
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
Securities — Warrants — Public
 Shareholders’
Warrants—Anti-Dilution
 Adjustments”) for any 20 trading days within
a 30-trading day
period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

The Company has established the last of the redemption criterion discussed above to prevent a redemption call unless there is at the time of the call a significant premium to the Warrant exercise price. If the foregoing conditions are satisfied and the Company issues a notice of redemption of the Warrants, each Warrant holder will be entitled to exercise his, her or its Warrant prior to the scheduled redemption date. However, the price of the Class A ordinary shares may fall below the
$18.00 redemption trigger price (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of
Securities — Warrants — Public
 Shareholders’
Warrants — Anti-dilution
 Adjustments”) as well as the $11.50 (for whole shares) Warrant exercise price after the redemption notice is issued.

1
7

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
Securities — Warrants — Public
 Shareholders’ Warrants” based on the redemption date and the “fair market value” of the
Class A ordinary shares (as defined above) except as otherwise described below; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of
Securities
— Warrants — Public
 Shareholders’
Warrants — Anti-Dilution
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
The fair value of the Founder Shares on the grant date was $5.48 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $1,068,600, of which $267,150 was recorded as stock compensation expense during the period from January 27, 2021 (inception) through June 30, 2021, which represents the vesting of twenty-five
percent of the transferred shares.
A summary of the restricted share award and restricted unit activity for period from January 27, 2021 (inception) through June 30, 2021 is as follows:

Number of Shares
Granted on March 12, 2021	195,000
Forfeited	—
Vested	(48,750)

Unvested Outstanding at June 30, 2021	146,250

A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

Amount Vested
Amount vested on March 25, 2021, the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	$267,150
Amount vesting on March 25, 2022, one year from the Company’s IPO date
(represents 25% of shares vested or 48,750 shares)	267,150
Amount vesting upon the Company’s consummation of a successful business combination (represents 50% of shares vested or 97,500 shares)	534,300

Total vesting amount	$1,068,600

Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2021 amounted to $801,450 and is expected to be recognized once defined intervals within the executed transfer agreements are met, such as the consummation of a business combination.
Note 11 — Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three
-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level
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

	June 30, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Description
U.S. government securities in Trust Account	$200,007,135	$200,007,135	—	—

Liabilities:
Warrant liabilities — Public	6,666,667	6,666,667	—	—
Warrant liabilities — Private	4,333,334	—	—	4,333,334

Total	$11,000,001	$6,666,667	$—	$4,333,334

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
The Company utilized a Black-Scholes Option Pricing model to value the over-allotment liability at the initial measurement and at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the over-allotment liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The over-allotment option expired unexercised during the three months ended June 30, 2021, and as such, no liability existed as of June 30, 2021.

1
9

As of June 30, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants, and the public warrant liabilities were transferred to Level 1.
The aforementioned warrant liabilities and/or over-allotment liability are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 25, 2021 (Initial Measurement)	At June 30, 2021
Private Warrant Liability
Share price	$9.51	$9.68
Strike pric e	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	30.0%	15.0%
Risk-free rate	1.26%	1.13%
Dividend yield	0.0%	0.0%

Over-Allotment Liability
Unit price	$9.75	$—
Exercise price	$10.00	$—
Term (in years)	0.12	—
Volatility	4.48%	—%
Risk-free rate	0.025%	—%
Dividend yield	0.0%	—%
The following table presents the changes in the fair value of Level 3 liabilities:

	Warrant Liabilities	Over-Allotment Liability

Fair value as of January 27, 2021	$—	$—
Initial measurement on March 25, 2021	15,070,000	10,676
Change in fair value	(550,000)	23,456
Fair value as of March 31, 2021	$14,520,000	$34,132
Change in fair value	(3,519,999)	(34,132)
Transfer of public warrant liabilities to Level 1	(6,666,667)	—

Fair value as of June 30, 2021	$4,333,334	$—

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
For the period from January 27, 2021 (inception) through June 30, 2021, we had a net income of $3,172,621. We recorded a gain on the change in fair value of warrants of $4,069,999 and a change in value of over-allotment liability of $10,676, offset by $233,453 of offering costs allocated to warrants, $267,150 of stock compensation expense, and $414,586 of formation and operating costs consisting mostly of general and administrative expenses.
For the three months ended June 30, 2021, we had a net income of $3,187,483. We recorded a gain on the change in fair value of warrants of $3,519,999 and a change in fair value of over-allotment liability of $34,133, offset by $373,784 of formation and operating costs consisting mostly of general and administrative expenses.
As a result of the restatement described in Note 2 to the financial statements included herein, we have re-evaluated
our application of ASC 718, “Compensation — Stock Compensation,” and note that the transfer of the Class B Ordinary shares is in the scope of ASC 718. We have, as such, recorded compensation expense related to the Founders Shares within our accompanying condensed financial statements.
In addition to our
re-evaluation
of ASC 718, we also
re-evaluated
our application of ASC 480, “Distinguishing Liabilities from Equity,” for the underwriter’s over-allotment option, of which we recorded a liability and changed in value of the over-allotment liability within the condensed financial statements.
Furthermore, we have analyzed the impacts of deferred legal fees that were not recorded in the original filing of the Form
10-Q
for the period ended June 30, 2021. These deferred legal fees have been recorded and are presented within the financial statements of this quarterly report.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $971,000 in its operating bank account and working capital of approximately $935,000. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
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
Underwriting Agreement
We granted the underwriter
a 45-day option
from March 25, 2021 to purchase up to 3,000,000 additional Public Shares to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On May 7, 2021, the underwriter’s over-allotment option expired unexercised.
The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,000,000 in the aggregate, paid upon the closing of the Initial Public Offering.
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
Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 3 — Significant Accounting Policies, of the Notes to Financial Statements included in this Report. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates
Use of Estimates
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
Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value using a Monte-Carlo simulation approach and adjust the warrants to fair value at each reporting period. This liability is subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations.
Over-Allotment Liability
We granted the underwriters a
45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” We concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date and re-valued
at March 31, 2021. As of June 30, 2021, the over-allotment liability expired unexercised, and as such, the associate liability was written off.
Share-Based Compensation
The Company accounts for stock awards in accordance with ASC 718, “Compensation — Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the date of grant by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares.
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
Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase our shares were excluded from diluted net income per share for the period from January 27, 2021 (inception) through June 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
Offering Costs
We comply with the requirements of FASB ASC
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on March 22, 2021, offering costs totaling $4,772,041 have been charged to shareholders’ equity (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction costs, $233,453 was reclassified to expense as a non-operating expense in the statement of operations, with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting relating to the accounting treatment and valuation for complex financial instruments as well as the financial statement close process as it relates to distinguishing between contingent and contractual arrangements as well as incorrect accounting for accruals.
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
and
15d-15(f)
of the Exchange Act) that occurred during the period ended June 30, 2021 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Controls Over Financial Reporting
This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

PART II — OTHER INFORMATION
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
None
Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14th day of July, 2022.

TB SA ACQUISITION CORP

/s/ Andrew Rolfe
Name:	Andrew Rolfe
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ James Crawley
Name:	James Crawley
Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)