Form 10-Q/A
period 2021-09-30
TB SA Acquisition Corp
filed 2022-07-14
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.
1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

TB SA ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40260	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

PO Box 1093, Boundary Hall Cricket Square Grand Cayman , Cayman Islands	KY 1-1102
(Address of principal executive offices)	(Zip Code)
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
the Exchange Act).    Yes  ☒    No  ☐
As of July
1
4
, 2022
, 20,000,000 Class A ordinary shares, par value $0.0001 per share (including 20,000,000 Class A ordinary shares subject to possible redemption that are classified as temporary equity), and 5,000,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

EXPLANATORY NOTE
TB SA Acquisition Corp. (the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to its Quarterly Report on
Form10-Q
for the quarterly period ended September 30, 2021 (this “Quarterly Report”) to amend and restate certain terms in its Quarterly Report on
Form10-Q
for the quarterly period ended September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2021 (the “Original Quarterly Report”) should no longer be relied upon due to the vesting terms of the Company’s Security Assignment Agreement with directors that were not properly evaluated and recorded.
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
As a result, the Company’s management, together with the Audit Committee, determined on April 14, 2022, that the Company’s financial statements and other financial data as of and for the nine months ended September 30, 2021, should be restated in this
Form10-Q/A
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
and the financial statements and related financial information contained in the Quarterly Report as of September 30, 2021 originally filed with the Securities and Exchange Commission (the “SEC”) on November 22, 2021 should no longer be relied upon. On April 19, 2022, the Company filed a report on Form
8-K
disclosing the
non-reliance
on the financial statements included in the Original Quarterly Report.
These adjustments result in
non-cash,
non-operating
financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.
Internal Control Considerations
In connection with the restatement, management has
re-evaluated
the effectiveness of the Company’s disclosure controls and procedures and internal control over financial reporting as of September 30, 2021. The Company’s management has concluded that, in light of the errors described above, material weaknesses exist in the Company’s internal control over financial reporting and that the Company’s disclosure controls and procedures were not effective as a result thereof. Additionally, the Company has concluded that financial reporting controls over corporate governance related to the amended quarterly filing for the period September 30, 2021 was ineffective and that material weaknesses exist. Management plans to enhance the system of evaluating and implementing the accounting standards that apply to our financial statements, including enhanced training of our personnel and increased communication among our personnel and third-party professionals with whom we consult regarding application of complex financial instruments. Management is also designing and implementing additional corporate governance controls to mitigate issues related to financial reporting, including further review of the Company’s accrued liabilities. For a discussion of management’s consideration of our disclosure controls and procedures, internal controls over financial reporting, and the material weaknesses identified, see Part I, Item 4, “Controls and Procedures” of this Amended Form
10-Q/A.

TB SA ACQUISITION CORP
Form 10-Q
For the Period Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	1
	Unaudited Condensed Balance Sheet as of September 30, 2021 (as Restated)	1
	Unaudited Condensed Statements of Operations for the three months ended September 30, 2021 and for the period from January 27, 2021 (inception) through September 30, 2021 (as Restated)	2
	Unaudited Condensed Statement of Changes in Shareholders’ Deficit for the period from January 27, 2021 (inception) through September 30, 2021 (as Restated)	3
	Unaudited Condensed Statement of Cash Flows for the period from January 27, 2021 (inception) through September 30, 2021 (as Restated)	4
	Notes to Unaudited Condensed Financial Statements (as Restated)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	27
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
TB SA ACQUISITION CORP
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2021
(as Restated)
(Unaudited)

September 30, 2021
Assets
Current assets:
Cash	$486,626
Prepaid expenses	574,903

Total current assets	1,061,529
Cash held in Trust account	200,010,548
Prepaid expenses, non-current	263,055

Total assets	$201,335,132

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable and accrued expenses	$964,000
Due to related party	126,065

Total current liabilities	1,090,065
Warrant liabilities	6,380,001

Total liabilities	7,470,066

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.00 per share	200,010,548
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	267,150
Accumulated deficit	(6,413,132)

Total shareholders’ deficit	(6,145,482)

Total Liabilities and Shareholders’ Deficit	$201,335,132

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(as Restated)
(Unaudited)

	Three Months Ended September 30, 2021	January 27, 2021 (Inception) Through September 30, 2021
Formation and operating costs	$1,103,855	$1,518,441
Stock compensation expense	—	267,150

Loss from operations	(1,103,855)	(1,785,591)

Other Income (Expense)
Interest income	3,413	10,548
Offering expenses related to warrant issuance	—	(233,453)
Change in over-allotment liability	—	10,676
Change in fair value of warrant liabilities	4,620,000	8,689,999

Total other income	4,623,413	8,477,770

Net income	$3,519,558	$6,692,179

Weighted average shares outstanding of Class A ordinary share	20,000,000	15,384,615

Basic and diluted net income per share, Class A ordinary share	$0.14	$0.33

Weighted average shares outstanding of Class B ordinary share	5,000,000	4,898,785

Basic and diluted net income per share, Class B ordinary share	$0.14	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(as Restated)
(Unaudited)

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount

Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(587,759)	(13,094,838)	(13,682,597)
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Net loss	—	—	—	—	—	(14,862)	(14,862)

Balance as of March 31, 2021, as restated	—	$—	5,750,000	$575	$267,150	$(13,109,700)	$(12,841,975)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(75)	(7,060)	(7,135)
Net income	—	—	—	—	—	3,187,483	3,187,483

Balance as of June 30, 2021, as restated	—	$—	5,000,000	$500	$267,150	$(9,929,277)	$(9,661,627)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(3,413)	(3,413)
Net income	—	—	—	—	—	3,519,558	3,519,558

Balance as of September 30, 2021	—	$—	5,000,000	$500	$267,150	$(6,413,132)	$(6,145,482)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
CONDENSED STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021
(Unaudited)

Cash Flows from Operating Activities:
Net income	$6,692,179
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on Trust Account	(10,548)
Stock compensation expense	267,150
Change in fair value of over-allotment liability	(10,676)
Change in fair value of warrant liabilities	(8,689,999)
Offering costs allocated to Warrants	233,453
Changes in current assets and current liabilities:
Prepaid assets	(837,958)
Accounts payable and accrued expenses	964,000
Due to related party	126,065

Net cash used in operating activities	(1,266,334)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(200,000,000)

Net cash used in investing activities	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	6,500,001
Proceeds from issuance of Founder Shares	25,000
Proceeds from issuance of Promissory note—related party	133,541
Payment of Promissory note—related party	(133,541)
Payments of offering costs	(772,041)

Net cash provided by financing activities	201,752,960

Net Change in Cash	486,626
Cash—Beginning	—

Cash—Ending	$486,626

Supplemental Disclosure of Non-Cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$13,693,145

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
Trust Account
Following the closing of the IPO on March 25, 2021, an amount of $200,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule2a-7 of the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.

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
Liquidity and Going Concern Consideration
As of September 30, 2021, the Company had approximately $487,000 in its operating bank account, and working capital deficit of approximately $29,000. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
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
Risks and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the

“COVID-19

outbreak”). In March 2020, the WHO classified the COVID-19outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the

COVID-19

outbreak continues to evolve. The impact of the

COVID-19

outbreak on the Company’s financial position will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s financial position may be materially adversely affected. Additionally, the Company’s ability to complete an initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the

COVID-19

outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an initial Business Combination in a timely manner. The Company’s ability to consummate an initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the

COVID-19

outbreak and the resulting market downturn.
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
In addition to the Company’s

re-evaluation

of ASC 718, the Company also made a material adjustment to the Company’s accrued liabilities as of September 30, 2021. Furthermore, the Company

re-evaluated

its application of ASC 480, “Distinguishing Liabilities from Equity,” for the underwriter’s over-allotment option, of which the Company evaluated that a liability existed as of March 31, 2021 that was extinguished during the three months ended June 30, 2021 and should be presented within the unaudited statement of operations for the period from January 27, 2021 (inception) through September 30, 2021.
The following tables present the impacts of the adjustments stated above:

Balance Sheet as of September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Accrued Expenses	$167,000	$797,000	$964,000
Total Liabilities	6,673,066	797,000	7,470,066
Class A ordinary shares subject to possible redemption	200,000,000	10,548	200,010,548
Additional Paid-In Capital	—	267,150	267,150
Accumulated Deficit	(5,338,434)	(1,074,698)	(6,413,132)
Total Shareholders’ Deficit	(5,337,934)	(807,548)	(6,145,482)

Statement of Operations for the period from January 27, 2021 (Inception) through September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Formation and operating costs	$(791,441)	$(727,000)	$(1,518,441)
Stock Compensation Expense	—	(267,150)	(267,150)
Offering expenses related to warrant issuance	(228,331)	(5,122)	(233,453)
Change in fair value over-allotment liability	—	10,676	10,676
Net Income	7,680,775	(988,596)	6,692,179
Basic and diluted net income per share, Class A ordinary shares	0.38	(0.05)	0.33
Basic and diluted net income per share, Class B ordinary shares	0.38	(0.05)	0.33

Statement of Operations for three months ended September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Formation and operating costs	$(461,855)	$(642,000)	$(1,103,855)
Net Income	4,161,558	(642,000)	3,519,558
Basic and diluted net income per share, Class A ordinary shares	0.17	(0.03)	0.14
Basic and diluted net income per share, Class B ordinary shares	0.17	(0.03)	0.14

Statement of Cash Flows for the period from January 27, 2021 (Inception) through September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Net Income	$7,680,775	$(988,596)	$6,692,179
Stock Compensation Expense	—	267,150	267,150
Offering expenses related to warrant issuance	228,331	5,122	233,453
Change in fair value over-allotment liability	—	(10,676)	(10,676)
Accounts Payable and Accrued Expenses	167,000	797,000	964,000
Payment of offering costs	(702,041)	(70,000)	(772,041)

Statement of Shareholders’ Deficit for the period from January 27, 2021 (Inception) through September 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Fair value of Founder Shares transferred to Directors	$—	$267,150	$267,150
Remeasurement of Class A ordinary shares for the period from January 27, 2021 (Inception) through March 31, 2021	(13,607,043)	(75,554)	(13,682,597)
Remeasurement of Class A ordinary shares, for the three months ended June 30, 2021	—	(7,135)	(7,135)
Remeasurement of Class A ordinary shares, for the three months ended September 30, 2021	—	(3,413)	(3,413)
Net Income (Loss) for the period from January 27, 2021 (Inception) through March 31, 2021	280,867	(295,729)	(14,862)
Net Income for the three months ended June 30, 2021	3,238,350	(50,867)	3,187,483
Net Income for the three months ended September 30, 2021	4,161,558	(642,000)	3,519,558

Note 3—Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form10-Qand Article 8 of Regulation
S-X
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

1
0

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
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the three months ended September 30, 2021		For the period from January 27, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B

Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,815,646	$703,912	$5,075,904	$1,616,275
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	15,384,615	4,898,785

Basic and diluted net income per share	$0.14	$0.14	$0.33	$0.33

Offering Costs
The Company complies with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to stockholders’ equity upon the completion of the IPO. Accordingly, on March 31, 2021, offering costs totaling $
4,772,041
have

been charged to
stockholders’

equity (consisting of $
4,000,000
of underwriting fees and $
772,041
of other offering costs). Of the total transaction cost $
233,453
was reclassed to expense as a
non-operating
expense in the statement of operations with the rest of the offering cost charged to stockholders’
equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
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
Debt—Debt with Conversion and Other Options
(Subtopic470-20)
and
ASC815-40
(“ASU2020-06”)
to simplify accounting for certain financial instruments.
ASU2020-06
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
ASU2020-06
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

As

of
September 30, 2021
, the Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,133,333)
Proceeds allocated to Derivative Liability	(10,676)
Class A ordinary share issuance costs	(4,538,588)
Plus:
Accretion of carrying value to redemption value	13,693,145
Class A ordinary shares subject to possible redemption	$200,010,548
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
Promissory Note—Related Party
On
February 1, 2021, the Company issued a promissory note (the “Note”) to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $
300,000
.
The Note is
non-interest
bearing and payable on the earlier of (i) December 31, 2021 or (ii) the IPO. As of the consummation of the IPO on March 25, 2021
, the Company had borrowed $
133,541
under the Note. On April 16, 2021, the Company repaid the Note in full. As of September 30, 2021, there is no balance owed on the Note and it is no
longer available to be drawn upon.
Due to Related Party
The Sponsor and an affiliate of the Sponsor have charged the Company for support charges under the administrative support agreement and other reimbursable expenses incurred in connection the Company’s operations
.
As of September 30, 2021, the Company owed the Sponsor an aggregate of $126,065, comprised of administrative support fees of $60,000 and other reimbursements of $66,065
.

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
3,000,000
Units to cover over-allotments. On
May 7, 2021
, the underwriter’s over-allotment option expired unexercised.
On March 25, 2021, the Company paid a fixed underwriting
discount
of $0.20 per Unit, or $4,000,000 in the aggregate. Additionally, the underwriter and TowerBrook Financial, L.P. will assist the Company in holding

1
5

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
500,000,000
Class A ordinary shares at par value of $
0.0001
each. At September 30, 2021, there were
no
Class A ordinary shares issued or outstanding, excluding
20,000,000
shares subject to possible redemption.
Class
 B Ordinary Shares
—
The Company is authorized to issue a total of
50,000,000
Class B ordinary shares at par value of $
0.0001
each. At September 30, 2021, there were
5,000,000
Class B ordinary shares issued or outstanding.
Ordinary

shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as required by law. Unless specified in the Company’s amended and restated memorandum and articles of association, or as required by applicable provisions of the Companies Act (As Revised) of the Cayman Islands or applicable stock exchange rules, the affirmative vote of a simple majority of the Company’s ordinary shares that are voted is required to approve any such matter voted on by the Company’s shareholders. Approval of certain actions will require a special resolution under Cayman Islands law, and pursuant to the Company’s amended and restated memorandum and articles of association; such actions include amending the Company’s amended and restated memorandum and articles of association and approving a statutory merger or consolidation with another company. The Company’s board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There is no cumulative voting with respect to the election of directors, with the result that the holders of more than
50
% of the shares voted for the election of directors can elect all of the directors. The Company’s shareholders are entitled to receive ratable dividends when, as and if declared by the board of directors out of funds legally available therefor. Prior to the Company’s initial Business Combination, only holders of the Company’s Founder Shares will have the right to vote on the election of directors. Holders of the Company’s public shares will not be entitled to vote on the election of directors during such time. In addition, prior to the completion of an initial Business Combination, holders of the Company’s Founder Shares may by ordinary resolution remove a member of the board of directors for any reason. The provisions of the Company’s amended and restated memorandum and articles of association governing the appointment or removal of directors prior to the Company’s initial Business Combination may only be amended by a special resolution passed by not less than two-thirds
of the Company’s ordinary shares who attend and vote at the Company’s shareholder meeting which shall include the affirmative vote of a simple majority of the Company’s Class B ordinary shares.
Note 9—Warrants
Each

whole Warrant entitles the holder to purchase one Class A ordinary share at a price of $
11.50
per share, subject to adjustment as discussed herein. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $
9.20
per ordinary share (with such issue price

or effective issue price to be determined in good faith by the Company’s board of directors and, in the

1
6

case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the Warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below under “—Redemption of Warrants when the price per Class A ordinary share equals or exceeds $18.00” and “—Redemption of Warrants when the price per Class A ordinary shares equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below under “—Redemption of Warrants when the price per Class A ordinary share equals or exceeds $10.00” will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.
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

1
7

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

Note 10—Share-Based Compensation
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
The fair value of the Founder Shares on the grant date was $5.48 per share, based upon a valuation performed by the Company. The valuation performed by the Company determined the fair value of the shares on the date of grant by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $1,068,600, of which $267,150 was recorded as stock compensation expense during the period from January 27, 2021 (inception) through September 30, 2021, which represents the vesting of twenty-five percent of the transferred shares.
A summary of the restricted share award and restricted unit activity for period from January 27, 2021 (inception) through September 30, 2021 is as follows:

Number of Shares
Granted on March 12, 2021	195,000
Forfeited	—
Vested	(48,750)

Unvested Outstanding at September 30, 2021	146,250

A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

Amount Vested
Amount vested on March 25, 2021, the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	$267,150
Amount vesting on March 25, 2022, one year from the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	267,150
Amount vesting upon the Company’s consummation of a successful business combination (represents 50% of shares vested or 97,500 shares)	534,300

Total vesting amount	$1,068,600

Total unrecognized compensation expense related to unvested Founder Shares at September 30, 2021 amounted to $801,450 and is expected to be recognized once defined intervals within the executed transfer agreements are met, such as the consummation of a business combination.
Note 11—Fair Value Measurements
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
The Company utilized a Black-Scholes Option Pricing model to value the over-allotment liability at the initial measurement and at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the over-allotment liability is determined using Level 3 inputs. Inherent in an options pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The over-allotment option expired unexercised during the three months ended June 30, 2021, and as such, no liability existed as of September 30, 2021.
As of September 30, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants, and the public warrant liabilities were transferred to Level 1.
The aforementioned warrant liabilities and/or over-allotment liability are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 fair value measurements:

	At March 25, 2021 (Initial Measurement)	At September 30, 2021
Share price	$9.51	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	30.0%	11.0%
Risk-free rate	1.26%	1.15%
Dividend yield	0.0%	0.0%

Over-Allotment Liability
Unit price	$9.75	$—
Exercise price	$10.00	$—
Term (in years)	0.12	—
Volatility	4.48%	—%
Risk-free rate	0.025%	—%
Dividend yield	0.0%	—%

The following table presents the changes in the fair value of Level 3 liabilities:

	Warrant Liabilities	Over-Allotment Liability
Fair value as of January 27, 2021	$—	$—
Initial measurement on March 25, 2021	15,070,000	10,676
Change in fair value	(550,000)	23,456
Fair value as of March 31, 2021	$14,520,000	$34,132
Change in fair value	(3,519,999)	(34,132)
Transfer of public warrant liabilities to Level 1	(6,666,667)	—

Fair value as of June 30, 2021	$4,333,334	$—
Change in fair value	(1,820,000)

Fair value as of September 30, 2021	$2,513,334	$—

Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

2
1

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
For the period from January 27, 2021 (inception) through September 30, 2021, we had a net income of $6,692,179. We recorded a gain on the change in fair value of warrants of $8,689,999 and a change in value of over-allotment liability of $10,676, offset by $233,453 of offering costs allocated to warrants, $267,150 of stock compensation expense, and $1,518,441 of formation and operating costs consisting mostly of general and administrative expenses.
For the three months ended September 30, 2021, we had a net income of $3,519,558. We recorded a gain on the change in fair value of warrants of $4,620,000, offset by $1,103,855 of formation and operating costs consisting mostly of general and administrative expenses.
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
for the period ended September 30, 2021. These deferred legal fees have been recorded and are presented within the financial statements of this quarterly report.
Liquidity and Capital Resources
As of September 30, 2021, the Company had approximately $487,000 in its operating bank account, and working capital deficit of approximately $29,000. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.
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
Critical Accounting Policies
Management’s discussion and analysis of our results of operations and liquidity and capital resources are based on our financial information. We describe our significant accounting policies in Note 3—Significant Accounting Policies, of the Notes to Financial Statements included in this Report. Our financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”). Certain of our accounting policies require that management apply significant judgments in defining the appropriate assumptions integral to financial estimates. On an ongoing basis, management reviews the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with U.S. GAAP. Judgments are based on historical experience, terms of existing contracts, industry trends and information available from outside sources, as appropriate. However, by their nature, judgments are subject to an inherent degree of uncertainty, and, therefore, actual results could differ from our estimates
Use of Estimates
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
Over-Allotment Liability
We granted the underwriters a
45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” We concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date and re-valued
at March 31, 2021. As of September 30, 2021, the over-allotment liability expired unexercised, and as such, the associate liability was written off.
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
Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase our shares were excluded from diluted net income per share for the period from January 27, 2021 (inception) through September 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
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
and
ASC815-40(“ASU2020-06”)
to simplify accounting for certain financial instruments. ASU2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. ASU 2020- is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU2020-06 would have on its financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by
Rule12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account have been invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to
Rule13a-15(b)under
the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective due to the material weaknesses in our internal controls over financial reporting relating to the accounting treatment and valuation for complex financial instruments as well as the financial statement close process as it relates to distinguishing between contingent and contractual arrangements as well as incorrect accounting for accruals.
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
Changes in Internal Control over Financial Reporting
Except as noted above, there was no change in our internal control over financial reporting (as such term is defined in
Rules13a-15(f)
and
15d-15(f)
of the Exchange Act) that occurred during the period ended September 30, 2021 covered by this Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Use of Proceeds
Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $200,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.
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

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
None.

Item 5.	Other Information
None.

Item 6.	Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on
Form 10-Q.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

28