Form 10-Q
period 2022-06-30
TB SA Acquisition Corp
filed 2022-08-23
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

TB SA ACQUISITION CORP
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40260	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

PO Box 1093 , Boundary Hall Cricket Square Grand Cayman, Cayman Islands	KY1-1102
(Address of principal executive offices)	(Zip Code)
(345)814-5771
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, anon-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of August 23, 2022
, 20,000,000 Class A ordinary shares, $0.0001 par value and 5,000,000 Class B ordinary shares, $0.0001 par value, were issued and outstanding.

TB SA ACQUISITION CORP
Form10-Q
For the Period Ended June 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 27, 2021 (Inception) through June 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 27, 2021 (Inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from January 27, 2021 (Inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TB SA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash	$281,749	$252,323
Prepaid expenses	440,195	555,000

Total current assets	721,944	807,323
Cash held in Trust account	200,304,918	200,014,773
Prepaid expenses, non-current	—	123,164

Total assets	$201,026,862	$200,945,260

Liabilities and Shareholders’ Deficit Current liabilities:
Accounts payable and accrued expenses	$1,952,358	$1,582,505
Working capital loan—related party	525,000	—
Due to related party	342,004	243,038

Total current liabilities	2,819,362	1,825,543
Warrant liabilities	1,253,333	5,610,000

Total liabilities	4,072,695	7,435,543

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.02 and $10.00 per share at June 30, 2022 and December 31, 2021, respectively	200,304,918	200,014,773
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	755,523	267,150
Accumulated deficit	(4,106,774)	(6,772,706)

Total shareholders’ deficit	(3,350,751)	(6,505,056)

Total Liabilities and Shareholders’ Deficit	$201,026,862	$200,945,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended June 30, 2022	For the three months ended June 30, 2021	For the six months ended June 30, 2022	For the period from January 27, 2021 (Inception) through June 30, 2021
Formation and operating costs	$612,793	$373,784	$1,252,362	$414,586
Stock compensation expense	178,223	—	445,373	267,150

Loss from operations	(791,016)	(373,784)	(1,697,735)	(681,736)

Other Income (Expense)
Interest income	270,087	7,135	290,145	7,135
Offering expenses related to warrant issuance	—	—	—	(233,453)
Change in fair value of working capital loan—related party	8,000	—	7,000	—
Change in fair value of over-allotment liability	—	34,133	—	10,676
Change in fair value of warrant liabilities	1,386,667	3,519,999	4,356,667	4,069,999

Total other income	1,664,754	3,561,267	4,653,812	3,854,357

Net income	$873,738	$3,187,483	$2,956,077	$3,172,621

Weighted average shares outstanding of Class A ordinary share	20,000,000	20,000,000	20,000,000	12,645,161

Basic and diluted net income per share, Class A ordinary share	$0.03	$0.13	$0.12	$0.18

Weighted average shares outstanding of Class B ordinary share	5,000,000	5,000,000	5,000,000	4,838,710

Basic and diluted net income per share, Class B ordinary share	$0.03	$0.13	$0.12	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional Paid-In Capital		Total Shareholders’
	Class A		Class B			Accumulated Deficit
	Shares	Amount	Shares	Amount			Deficit
Balance as of January 1, 2022	—	$—	5,000,000	$500	$267,150	$(6,772,706)	$(6,505,056)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(20,058)	(20,058)
Proceeds received in excess of initial fair value of working capital loan—related party	—	—	—	—	20,000	—	20,000
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Net income	—	—	—	—	—	2,082,339	2,082,339

Balance as of March 31, 2022	—	$—	5,000,000	$500	$554,300	$(4,710,425)	$(4,155,625)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(270,087)	(270,087)
Proceeds received in excess of initial fair value of working capital loan - related party	—	—	—	—	23,000	—	23,000
Fair value of Founder Shares transferred to Directors	—	—	—	—	178,223	—	178,223
Net income	—	—	—	—	—	873,738	873,738

Balance as of June 30, 2022	—	$—	5,000,000	$500	$755,523	$(4,106,774)	$(3,350,751)

FOR THE THREE MONTHS ENDED JUNE 30, 2021 AND
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(587,759)	(13,094,838)	(13,682,597)
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Net loss	—	—	—	—	—	(14,862)	(14,862)

Balance as of March 31, 2021	—	$—	5,750,000	$575	$267,150	$(13,109,700)	$(12,841,975)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(75)	(7,060)	(7,135)
Net income	—	—	—	—	—	3,187,483	3,187,483

Balance as of June 30, 2021	—	$—	5,000,000	$500	$267,150	$(9,929,277)	$(9,661,627)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the six months ended June 30, 2022	For the period from January 27, 2021 (Inception) through June 30, 2021
Cash Flows from Operating Activities:
Net income	$2,956,077	$3,172,621
Adjustments to reconcile net income to net cash provided by operating activities:
Offering costs allocated to Warrants	—	233,453
Change in fair value of warrant liabilities	(4,356,667)	(4,069,999)
Change in fair value of working capital loan—related party	(7,000)	—
Change in fair value of over-allotment liabilities	—	(10,676)
Stock compensation expense	445,373	267,150
Interest earned on Trust Account	(290,145)	(7,135)
Changes in current assets and current liabilities:
Prepaid assets	237,969	(998,900)
Accounts payable and accrued expenses	369,853	567,000
Due to related party	98,966	64,768

Net cash used in operating activities	(545,574)	(781,718)

Cash Flows from Investing Activity:
Investment of cash into Trust Account	—	(200,000,000)

Net cash used in investing activity	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	—	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	—	6,500,001
Proceeds from issuance of Working Capital Loan—related party	575,000	—
Proceeds from issuance of Promissory note—related party	—	133,541
Payments of Promissory note—related party	—	(133,541)
Proceeds from issuance of Founder Shares	—	25,000
Payment of offering costs	—	(772,041)

Net cash provided by financing activities	575,000	201,752,960

Net Change in Cash	29,426	971,242
Cash—Beginning	252,323	—

Cash—Ending	$281,749	$971,242

Supplemental Disclosure of Non-Cash Financing Activity:
Proceeds received in excess of initial fair value of working capital loan—related party	$43,000	$—

Remeasurement of Class A ordinary shares subject to possible redemption	$290,145	$13,689,732

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
As of June 30, 2022, the Company had not yet commenced any operations. All activity through June 30, 2022, relates to the Company’s formation and preparation for its initial public offering (“Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Trust Account
Following the closing of the IPO on March 25, 2021, an amount of $200,000,000 from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) which is invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of
Rule 2a-7of
the Investment Company Act, as determined by the Company. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO and the sale of the Private Placement Warrants will not be released from the Trust Account until the earliest of (a) the completion of the Company’s initial Business Combination, (b) the redemption of any public shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated certificate of incorporation, and (c) the redemption of the Company’s public shares if the Company is unable to complete its initial Business Combination within 24 months from the closing of the IPO, subject to applicable law. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders.
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
Liquidity and Going Concern Consideration
As of June 30, 2022, the Company had $281,749 in its operating bank account, and a working capital deficiency of $2,097,418. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
The Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in funds as may be required (“Working Capital Loans”). Such Working Capital Loans are evidenced by convertible promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.50 per Private Warrant. As of June 30, 2022, and December 31, 2021, $575,000 and $0, respectively, was drawn on the Working Capital Loan, presented at its fair value of $525,000 and $0, respectively (See Note 5).
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At June 30, 2022 and December 31, 2021, the Trust Account had $200,304,918 and $200,014,773 held in money market funds, respectively, which are invested primarily in U.S. Treasury securities. For the period from January 27, 2021 (inception) through June 30, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000, and investments held in the Trust Account. At June 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.
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
Net Income per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential common shares for outstanding warrants to purchase the Company’s shares were excluded from diluted net income per share for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from January 27, 2021 (Inception) through June 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the three months ended June 30, 2022		For the three months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$698,990	$174,748	$2,549,986	$637,497
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income per share	$0.03	$0.03	$0.13	$0.13

	For the six months ended June 30, 2022		For the period from January 27, 2021 (inception) through June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$2,364,862	$591,215	$2,294,589	$878,032
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	12,645,161	4,838,710

Basic and diluted net income per share	$0.12	$0.12	$0.18	$0.18

Offering Costs
The Company complies with the requiremen
t
s of FASB
ASC 340-10-S99-1and
SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ deficit upon the completion of the IPO. Accordingly, on March 31, 2021, offering costs totaling $4,772,041 have been charged to shareholders’ deficit (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction cost $233,453 was reclassified to expense as a non-operating
expense in the condensed statements of operations with the rest of the offering cost charged to shareholders’ deficit. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.
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

The Company granted the underwriters
a 45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date with a change in fair value recorded at June 30, 2021.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.
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

As of June 30, 2022 and December 31, 2021, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,133,333)
Proceeds allocated to derivative liability	(10,676)
Class A ordinary share issuance costs	(4,538,588)
Plus:
Remeasurement adjustment of carrying value to redemption value	13,697,370

Class A ordinary shares subject to possible redemption at December 31, 2021	200,014,773

Plus:
Remeasurement adjustment of carrying value to redemption value	290,145

Class A ordinary shares subject to possible redemption at June 30 2022	$200,304,918

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
The initial shareholders, officers and directors have agreed not to transfer or sell any of their Founder Shares until the earlier to occur of: (a) one year after the completion of the Company’s initial Business Combination and (b) subsequent to the Company’s initial Business Combination, (x) if the closing price of the Company’s Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-tradingday
period commencing at least 150 days after the Company’s initial Business Combination or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The Private Placement Warrants and the respective Class A ordinary shares underlying such Warrants are not transferable or salable until 30 days after the completion of the Company’s initial Business Combination. The foregoing restrictions will not be applicable to transfers (a) to the Company’s officers or directors, any affiliates or family members of any of the Company’s officers or directors, any members or partners of the Sponsor or their affiliates, any affiliates of the Sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with any forward purchase agreement or similar arrangement or in connection with the consummation of a Business Combination at prices no greater than the price at which the Founder Shares, Private Placement Warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of the Sponsor’s organizational documents upon liquidation or dissolution of the Sponsor; (g) to the Company for no value for cancellation in connection with the consummation of the Company’s initial Business Combination; (h) in the event of the Company’s liquidation prior to the completion of the Company’s initial Business Combination; or (i) in the event of the Company’s completion of a liquidation, merger, share exchange or other similar transaction which results in all of the Company’s public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to the Company’s completion of the Company’s initial Business Combination; provided, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.

On March 12, 2021, the Company’s Sponsor transferred a total of 195,000 shares of Class B ordinary shares of the Company to various individuals at a price of $0.0035 per share. Gareth Penny received 100,000 shares, James Crawley received 35,000, Thando Mhlambiso received 30,000, and Ziyanda Ntshona received 30,000 shares, for a total of 195,000 Class B ordinary shares. Within each agreement that was executed with each individual, vesting provisions were defined for the transferred shares. Summarized, the provisions provided on the date of the Company’s IPO, twenty-five percent of the total transferred shares would vest, with an additional twenty-five percent vesting one year after the Company’s IPO date or on March 22, 2022. The final fifty percent vests on the date the Company consummates its business combination.
On June 30, 2022, the Company’s Sponsor transferred a total of 75,000 shares of Class B ordinary shares of the Company to Ofentse Molefe, the Company’s appointed Vice President of Business Development. The executed agreement with Ofentse Molefe provided a vesting schedule specifying that 4,167 shares will vest per month beginning on June 1, 2021 and fully vesting 18 months from the beginning date. The amount of vested shares shall not exceed 75,000 shares. As
 of June 30, 2022, 13 months have elapsed since the beginning of the vesting period.
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
Consulting Arrangements
On March 15, 2021, the Company engaged James Crawley as Chief Financial Officer of the Company to perform executive services. As part of the agreement, James Crawley is to receive $2,000 on a weekly basis or approximately $8,667 per month beginning on March 1, 2021. As of June 30, 2022 and December 31, 2021, the Company has incurred and paid approximately

$
52,000 and

$86,670, respectively, related to services rendered by James Crawley.
On April 26, 2021, the Company engaged Ofentse Molefe as a consultant to render services to the Company. As part of the agreement, Ofentse Molefe is to receive $140,000 annually beginning on June 1, 2021, which is to be paid out on a monthly basis at $11,667 per month. As of June 30, 2022 and December 31, 2021, the Company has incurred and paid $70,000 and $81,667, respectively, related to services rendered by Ofentse Molefe.
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
Due to Related Party
The Sponsor and an affiliate of the Sponsor have charged the Company for support charges under the administrative support agreement and other reimbursable expenses incurred in connection the Company’s operations. As of June 30, 2022 and December 31, 2021, the Company owed the Sponsor an aggregate of $342,004 and $243,038, respectively, of which mainly consist of admin support service fees and Tower Brook personnel expenses.
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of administrative support services, respectively, of which $45,428 is included in due to related party in the accompanying condensed balance sheet as of June 30, 2022. For the three months ended June 30, 2021, and the period from January 27, 2021 (inception) to June 30, 2021, the Company incurred $30,000 and $32,000 of administrative support expense, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On February 28, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $275,000 for working capital and other general corporate purposes. The loan is non-interest
bearing and payable on June 30, 2023. At the option of the Sponsor, the outstanding principle of the loan may be converted into warrants (“Conversion Warrants”) equal to the outstanding principle of the loan divided by $1.50. On June 9, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 for working capital and other general corporate purposes. The loan is non-interest
bearing and payable on June 30, 2023. At the option of the Sponsor, the outstanding principle of the loan may be converted into warrants (“Conversion Warrants”) equal to the outstanding principle of the loan divided by $1.50. As of June 30, 2022, $575,000 was drawn on the loan, presented at its fair value of $525,000 on the accompanying condensed balance sheet. As of December 31, 2021, the Company had no Working Capital Loan borrowings.

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
Underwriting and Marketing Agreement
The Company has granted
the underwriter a 45-dayoption
from March 25, 2021, to purchase up to an additional 3,000,000 Units to cover over-allotments. On May 7, 2021, the underwriter’s over-allotment option expired unexercised.
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
Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At June 30, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued or outstanding.
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

•
at $0.10per Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table sets forth ender “Description of Securities—Warrants—Public Shareholders’ Warrants” based on the redemption date and the “fair market value” of the Class A ordinary shares (as defined above) except as otherwise described below; and

•
if, and only if, the closing price of the Class A ordinary shares equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Warrant as described under the heading “Description of Securities—Warrants—Public Shareholders’ Warrants—Anti-Dilution Adjustments”) for any 20 trading days within the30-tradingday period ending three trading days before the Company sends the notice of redemption to the Warrant holders.

Note 9 — Share-Based Compensation
On March 12, 2021, the Company’s Sponsor transferred a total of 195,000 shares of Class B ordinary shares of the Company to individuals at a price of $0.0035 per share. Within each transfer agreement that was executed with each director, vesting provisions were defined for the transferred shares. Summarized, the provisions provided on the date of the Company’s IPO or March 12, 2021, twenty
-five percent of the total transferred shares would vest, with an additional twenty-five percent vesting one year after the Company’s IPO date or March 12, 2022. The final
 fifty percent vests on the date the Company consummates its business combination
.
The fair value of the Founder Shares on the grant date or March 12, 2021 was
 $5.48 per share, by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $1,068,600, of which $267,150 was recorded as stock compensation expense during the period from January 27, 2021 (inception) through December 31, 2021 and $267,150 was recorded during the six months ended June 30, 2022, respectively, which represent the vesting of fifty percent of the transferred shares in total.
A summary of the restricted share award and restricted unit activity of the Founder Shares transferred on March 12, 2021 for period from January 27, 2021 (inception) through December 31, 2021 and for the six months ended June 30, 2022 is as follows:

Number of Shares
Granted on March 12, 2021	195,000
Forfeited	—
Vested	(48,750)

Unvested Outstanding at December 31, 2021	146,250
Vested	(48,750)

Unvested Outstanding at June 30, 2022	97,500

A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

Amount Vested
Amount vested on March 22, 2021, the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	$267,150
Amount vested on March 22, 2022, one year from the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	267,150
Amount to be vested upon the Company’s consummation of a successful business combination (represents 50% of shares vested or 97,500 shares)	534,300

Total vesting amount	$1,068,600

On June 30, 2022, the Company’s Sponsor transferred a total of 75,000 shares of Class B ordinary shares of the Company to Ofentse Molefe, the Company’s appointed Vice President of Business Development. The executed agreement with Ofentse Molefe provided a vesting schedule specifying that 4,167 shares will vest per month beginning on June 1, 2021 and fully vesting 18 months from the beginning date. The amount of vested shares shall not exceed 75,000 shares.
The fair value of the Founder Shares on the grant date of June 30, 2022 was
 $3.29 per share, by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $246,750, of which no amount was recorded as stock compensation expense during the period from January 27, 2021 (inception) through December 31, 2021 and $178,223 was recorded during the six months ended June 30, 2022, which represent the vesting of 54,171 shares o ver
 the course of
 13
elapsed months since the beginning of the vesting period.
A summary of the restricted share award and restricted unit activity of the Founder Shares transferred on June 30, 2022 for the six months ended June 30, 2022 is as follows:

Number of Shares
Granted on June 30, 2022	75,000
Forfeited	—
Vested	(54,171)

Unvested Outstanding at June 30, 2022	20,829

A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

Amount Vested
Amount vested retrospectively from June 1, 2021 through June 30, 2022	$178,223
Amount to be vested upon the Company’s consummation of a successful business combination or November 30, 2022 (represents five additional months of vesting)	68,527

Total vesting amount	$246,750

Total unrecognized compensation expense related to unvested Founder Shares at June 30, 2022 amounted to $602,827 and is expected to be recognized once defined intervals within the executed transfer agreements are met, such as the consummation of a business combination.
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
U.S. government securities in Trust Account	$200,304,918	$200,034,831	—	—

Liabilities:
Working capital loan—related party	525,000	—	—	525,000

Warrant liabilities—Public	733,333	733,333	—	—
Warrant liabilities—Private	520,000	—	—	520,000

	$1,778,333	$733,333	$—	$1,045,000

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
U.S. government securities in Trust Account	$200,014,773	$200,014,773	—	—

Liabilities:
Warrant liabilities—Public	3,400,000	3,400,000	—	—
Warrant liabilities—Private	2,210,000	—	—	2,210,000

	$5,610,000	$3,400,000	$—	$2,210,000

Warrants and Working Capital Loan
The Warrants and loan are accounted for as liabilities in accordance with ASC
815-40
on the Condensed Balance Sheets. The warrant liabilities and loan are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and loan in the statements of operations.
Measurement
Warrants
As of June 30, 2022 and December 31, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants, and the public warrant liabilities were transferred to Level 1.
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 warrants fair value measurements:

	At June 30, 2022	At December 31, 2021
Share price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	0.05%	10.0%
Risk-free rate	3.03%	1.47%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of warrants liabilities:

	Private Warrants (Level 3)	Public Warrants (Level 1)	Warrant Liabilities
Fair value as of December 31, 2021	$2,210,000	$3,400,000	$5,610,000
Change in fair value	(1,170,000)	(1,800,000)	(2,970,000)

Fair value as of March 31, 2022	$1,040,000	$1,600,000	$2,640,000
Change in fair value	(520,000)	(866,667)	(1,386,667)

Fair value as of June 30, 2022	$520,000	$733,333	$1,253,333

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers out of Level 3 into Level 1 of $9,133,333 in the fair value hierarchy for the year ended December 31, 2021 for the Public Warrants. As of June 30, 2022 and December 31, 2021, the Company utilized the quoted market price for the fair value of the Public Warrants.
Working Capital Loan
On February 28, 2022, June 9, 2022, and June 30, 2022, the Company used a yield-to-maturity
bond pricing model to value the loan. The loan is classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.
The key inputs into the pricing model for the loan was as follows:

	At June 30, 2022	At June 9, 2022	At February 28, 2022
Term (years)	1.00	1.06	1.33
Selected Debt Yield Rate (B and BB rated bond yields)	9.5%	8.0%	6.0%
Stock price	$9.73	$9.73	$9.73
Strike price	$11.50	$11.50	$11.50
Volatility	0.05%	5.10%	6.81%
Risk-free rate	3.02%	3.07%	1.76%
Dividend yield	0.0%	0.0%	0.0%

The following table presents the changes in the fair value of loan Level 3 liabilities:

Level 3
Issuance of working capital loan at February 28, 2022	$275,000
Initial measurement of draw on working capital loan—related party on February 28, 2022	(20,000)
Change in fair value of working capital loan at March 31, 2022	1,000

Fair value at March 31, 2022	$256,000
Issuance of working capital loan at June 9, 2022	300,000
Initial measurement of draw on working capital loan—related party on June 9, 2022	(23,000)
Change in fair value of working capital loan at June 30, 2022	(8,000)

Fair value at June 30, 2022	$525,000
There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the six months ended June 30, 2022 for the working capital loan.
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
On the Closing Date, an amount of $200 million ($10.00 per Unit) from the net proceeds of the sale of the Units and the sale of the Private Placement Warrants was placed in a trust account (“Trust Account”), located in the United States at J.P. Morgan Chase Bank, N.A., with Continental Stock Transfer & Trust Company acting as trustee, and is invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in money market fund meeting the conditions of paragraphs (d)(1), (d)(2), (d)(3) and (d)(4) of
Rule2a-7of
the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
For the three months ended June 30, 2022, we had a net income of $873,738. We recorded a gain on the change in fair value of warrants of $1,386,667, change in fair value of working capital loan—related party of $8,000 and interest income of $270,087, offset by stock compensation of $178,223, formation and operating costs of $612,793 consisting mostly of general and administrative expenses.
For the six months ended June 30, 2022, we had a net income of $2,956,077. We recorded a gain on the change in fair value of warrants of $4,356,667, change in fair value of working capital loan—related party of $7,000 and interest income of $290,145, offset by stock compensation of $445,373, formation and operating costs of $1,252,362 consisting mostly of general and administrative expenses.
For the three months ended June 30, 2021, we had a net income of $3,187,483. We recorded a gain on the change in fair value of warrants of $3,519,999 and a change in fair value of over-allotment liability of $34,133 and interest income of $7,135, offset by $373,784 of formation and operating costs consisting mostly of general and administrative expenses.
For the period from January 27, 2021 (inception) through June 30, 2021, we had a net income of $3,172,621. We recorded a gain on the change in fair value of warrants of $4,069,999 and a change in value of over-allotment liability of $10,676 and interest income of $7,135, offset by $233,453 of offering costs allocated to warrants, $267,150 of stock compensation expense, and $414,586 of formation and operating costs consisting mostly of general and administrative expenses.
Liquidity and Going Concern
As of June 30, 2022, we had $281,749 in our operating bank account and working capital deficiency of $2,097,418. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of June 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
Our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in funds as may be required (“Working Capital Loans”). Such Working Capital Loans are evidenced by convertible promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.50 per Private Warrant. As of June 30, 2022, and December 31, 2021, $575,000 and $0, respectively, was drawn on the Working Capital Loan, presented at its fair value of $525,000 and $0, respectively.
Until consummation of our initial Business Combination, we will be using the funds not held in the Trust Account, and any additional working capital loans from the initial shareholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5 to our financial statements), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the initial Business Combination.
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
Administrative Services Agreement
Commencing on March 25, 2021, the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and six months ended June 30, 2022, the Company incurred $30,000 and $60,000 of administrative support services, respectively, of which $45,428 is included in due to related party in the accompanying condensed balance sheet as of June 30, 2022. For the three months ended June 30, 2021, and the period from January 27, 2021 (inception) to June 30, 2021, the Company incurred $30,000 and $32,000 of administrative support expense, respectively.

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
Warrant Liabilities
We account for the warrants issued in connection with our Initial Public Offering in accordance with the guidance contained in ASC 815 under which the warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the warrants as liabilities at their fair value using a Monte-Carlo simulation approach and adjust the warrants to fair value at each reporting period. This liability is subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations.
Working Capital Loans
We account for our Working Capital Loan under ASC 815, Derivatives and Hedging (“ASC 815”). Under
815-15-25,
an election can be made at the inception of a financial instrument, in this case a promissory note with a conversion feature, to account for the instrument under the fair value option under ASC 825, Financial Instruments (“ASC 825”). We have made such election for the loan. Using the fair value option, the loan is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Differences between the face value of the note and fair value at issuance are recognized as either an expense in the statement of operations (if issued at a premium) or as a capital contribution (if issued at a discount). Any material changes in the estimated fair value of the notes are recognized as non-cash
gains or losses in the condensed statements of operations.
Over-Allotment Liability
We granted the underwriters a
45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” We concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option was fair valued and recorded as a liability at issuance date. The over-allotment option expired on May 7, 2021 and as a result 750,000 Founder Shares were forfeited, and the over-allotment option liability was derecognized in the statements of operations.
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
Net Income Per Ordinary Share
We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted net income per share for the three and six months ended June 30, 2022 and for the three months ended June 30, 2021 and for the period from January 27, 2021 (Inception) through June 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.
Offering Costs
We comply with the requirements of FASB
ASC340-10-S99-1and
SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on June 30, 2022, offering costs totaling $4,772,041 have been charged to shareholders’ equity (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction costs, $233,453 was reclassified to expense as anon-operating expense in the statements of operations, with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

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
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is considering the impact of this pronouncement on the financial statements.
Our management does not believe that there are any recently issued, but not yet effective, accounting standards that if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance Sheet
Arrangements
As of June 30, 2022, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required fo rnon-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the
Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of June 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in
Rules13a-15(e)and15d-15(e)under
the Exchange Act) were not effective, due to a material weaknesses in our internal controls over financial reporting relating to the accounting treatment and valuation for complex financial instruments and financial statement close process as it relates to distinguishing between contingent and contractual arrangements as well as incorrect accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report on Form10-Qpresent fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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
Changes in Internal Control over
Fi
nancial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Use of Proceeds
Of the gross proceeds received from the Initial Public Offering and the sale of the Private Placement Warrants, $200,000,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule2a-7under the Investment Company Act which invest only in direct U.S. government treasury obligations.
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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are filed as part of, or incorporated by reference into, this Report on
Form10-Q.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this twenty-third day of August, 2022.

TB SA ACQUISITION CORP

/s/ Andrew Rolfe
Name:	Andrew Rolfe
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ James Crawley
Name:	James Crawley
Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)