Form 10-Q
period 2022-09-30
TB SA Acquisition Corp
filed 2022-11-14
CIK 1843764

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of November 14, 2022,

20,000,000
Class A ordinary shares, $0.0001 par value and
5,000,000
Class B ordinary shares, $0.0001 par value, were issued and outstanding.

TB SA ACQUISITION CORP

Form10-Q

For the Period Ended September 30, 2022

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 27, 2021 (Inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 27, 2021 (Inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from January 27, 2021 (Inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)
TB SA ACQUISITION CORP
CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
Assets
Current assets:
Cash	$46,836	$252,323
Prepaid expenses	285,510	555,000

Total current assets	332,346	807,323
Marketable securities held in Trust account	201,207,702	200,014,773
Prepaid expenses, non-current	—	123,164

Total assets	$201,540,048	$200,945,260

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$1,907,900	$1,582,505
Due to related party	378,987	243,038

Total current liabilities	2,286,887	1,825,543
Convertible note - related party	518,000	—
Warrant liabilities	550,000	5,610,000

Total liabilities	3,354,887	7,435,543

Commitments and Contingencies (See Note 6)
Class A ordinary shares subject to possible redemption, 20,000,000 shares at redemption value of $10.06 and $10.00 per share at September 30, 2022 and December 31, 2021, respectively	201,207,702	200,014,773
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 20,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	796,651	267,150
Accumulated deficit	(3,819,692)	(6,772,706)

Total Shareholders’ Deficit	(3,022,541)	(6,505,056)

Total Liabilities and Shareholders’ Deficit	$201,540,048	$200,945,260

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the three months ended September 30, 2022	For the three months ended September 30, 2021	For the nine months ended September 30, 2022	For the period from January 27, 2021 (Inception) through September 30, 2021
Formation and operating costs	$382,123	$1,103,855	$1,634,485	$1,518,441
Stock compensation expense	41,128	—	486,501	267,150

Loss from operations	(423,251)	(1,103,855)	(2,120,986)	(1,785,591)
Other Income
Interest earned on marketable securities held in Trust Account	902,784	3,413	1,192,929	10,548
Offering expenses related to warrant issuance	—	—	—	(233,453)
Change in fair value of working capital loan—related party	7,000	—	14,000	—
Change in fair value of over-allotment liability	—	—	—	10,676
Change in fair value of warrant liabilities	703,333	4,620,000	5,060,000	8,689,999

Total other income, net	1,613,117	4,623,413	6,266,929	8,477,770

Net income	$1,189,866	$3,519,558	$4,145,943	$6,692,179

Weighted average shares outstanding of Class A ordinary share	20,000,000	20,000,000	20,000,000	15,384,615

Basic and diluted net income per share, Class A ordinary share	$0.05	$0.14	$0.17	$0.33

Weighted average shares outstanding of Class B ordinary share	5,000,000	5,000,000	5,000,000	4,898,785

Basic and diluted net income per share, Class B ordinary share	$0.05	$0.14	$0.17	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 1, 2022	—	$—	5,000,000	$500	$267,150	$(6,772,706)	$(6,505,056)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(20,058)	(20,058)
Proceeds received in excess of initial fair value of working capital loan—related party	—	—	—	—	20,000	—	20,000
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Net income	—	—	—	—	—	2,082,339	2,082,339
Balance as of March 31, 2022	—	—	5,000,000	500	554,300	(4,710,425)	(4,155,625)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(270,087)	(270,087)
Proceeds received in excess of initial fair value of working capital loan - related party	—	—	—	—	23,000	—	23,000
Fair value of Founder Shares transferred to Directors	—	—	—	—	178,223	—	178,223
Net income	—	—	—	—	—	873,738	873,738
Balance as of June 30, 2022	—	—	5,000,000	500	755,523	(4,106,774)	(3,350,751)
Fair value of Founder Shares transferred to Directors	—	—	—	—	41,128	—	41,128
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(902,784)	(902,784)
Net income	—	—	—	—	—	1,189,866	1,189,866

Balance as of September 30, 2022	—	$—	5,000,000	$500	$796,651	$(3,819,692)	$(3,022,541)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND
FOR THE PERIOD FROM JANUARY 27, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance as of January 27, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of Founder Shares	—	—	5,750,000	575	24,425	—	25,000
Excess Sponsor paid over Fair value of Private Placement Warrants	—	—	—	—	563,334	—	563,334
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(587,759)	(13,094,838)	(13,682,597)
Fair value of Founder Shares transferred to Directors	—	—	—	—	267,150	—	267,150
Net loss	—	—	—	—	—	(14,862)	(14,862)

Balance as of March 31, 2021	—	$—	5,750,000	$575	$267,150	$(13,109,700)	$(12,841,975)
Forfeiture of Founder Shares	—	—	(750,000)	(75)	75	—	—
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	(75)	(7,060)	(7,135)
Net income	—	—	—	—	—	3,187,483	3,187,483

Balance as of June 30, 2021	—	$—	5,000,000	$500	$267,150	$(9,929,277)	$(9,661,627)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(3,413)	(3,413)
Net income	—	—	—	—	—	3,519,558	3,519,558

Balance as of September 30, 2021	—	$—	5,000,000	$500	$267,150	$(6,413,132)	$(6,145,482)

The accompanying notes are an integral part of these unaudited condensed financial statements.

TB SA ACQUISITION CORP
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30, 2022	For the period from January 27, 2021 (Inception) Through September 30, 2021
Cash Flows from Operating Activities:
Net income	$4,145,943	$6,692,179
Adjustments to reconcile net income to net cash used in operating activities:
Offering costs allocated to Warrants	—	233,453
Change in fair value of warrant liabilities	(5,060,000)	(8,689,999)
Change in fair value of working capital loan—related party	(14,000)	—
Change in fair value of over-allotment liabilities	—	(10,676)
Stock compensation expense	486,501	267,150
Interest earned on marketable securities held in Trust Account	(1,192,929)	(10,548)
Changes in current assets and current liabilities:
Prepaid assets	392,654	(837,958)
Accounts payable and accrued expenses	325,395	964,000
Due to related party	135,949	126,065

Net cash used in operating activities	(780,487)	(1,266,334)

Cash Flows from Investing Activity:
Investment of cash into Trust Account	—	(200,000,000)

Net cash provided by (used in) investing activity	—	(200,000,000)

Cash Flows from Financing Activities:
Proceeds from Initial Public Offering, net of underwriter’s discount	—	196,000,000
Proceeds from purchase of Private Placement Warrants by related party	—	6,500,001
Proceeds from issuance of Working Capital Loan—related party	575,000	—
Proceeds from issuance of Promissory note—related party	—	133,541
Payments of Promissory note—related party	—	(133,541)
Proceeds from issuance of Founder Shares	—	25,000
Payment of offering costs	—	(772,041)

Net cash provided by financing activities	575,000	201,752,960

Net Change in Cash	(205,487)	486,626
Cash—Beginning	252,323	—

Cash—Ending	$46,836	$486,626

Supplemental Disclosure of Non-Cash Financing Activity:
Proceeds received in excess of initial fair value of working capital loan—related party	$43,000	$—

Remeasurement of Class A ordinary shares subject to possible redemption	$1,192,929	$13,693,145

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
As of September 30, 2022, the Company had not yet commenced any operations. All activity through September 30, 2022, relates to the Company’s formation and preparation for its initial public offering (“Initial Public Offering” or “IPO”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.
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
Liquidity and Going Concern Consideration
As of September 30, 2022, the Company had $46,836 in its operating bank account, and a working capital deficiency of $1,954,541. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.
The Company’s liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in funds as may be required (“Working Capital Loans”). Such Working Capital Loans are evidenced by convertible promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.50 per Private Warrant. As of September 30, 2022, and December 31, 2021, $575,000 and $0, respectively, was drawn on the Working Capital Loan, presented at its fair value of $518,000 and $0, respectively (See Note 5).
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
Note 2 — Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2022 is not necessarily indicative of the results that may be expected through December 31, 2022.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.
Marketable Securities Held in Trust Account
At September 30, 2022 and December 31, 2021, the Trust Account had $201,207,702 and $200,014,773 held in money market funds, respectively, which are invested primarily in U.S. Treasury securities. For the period from January 27, 2021 (inception) through September 30, 2022, the Company did not withdraw any interest income from the Trust Account to pay its tax obligations. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in the Trust Account. At September 30, 2022 and December 31, 2021, the Company has not experienced losses on this account.
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
Net Income per Ordinary Share
The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential ordinary shares for outstanding warrants to purchase the Company’s shares were excluded from diluted net income per share for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from January 27, 2021 (Inception) through September 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the three months ended September 30, 2022		For the three months ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$951,893	$237,973	$2,815,646	$703,912
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	20,000,000	5,000,000

Basic and diluted net income per share	$0.05	$0.05	$0.14	$0.14

	For the nine months ended September 30, 2022		For the period from January 27, 2021 (inception) through September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per share:
Numerator:
Allocation of net income	$3,316,754	$829,189	$5,075,904	$1,616,275
Denominator:
Weighted-average shares outstanding	20,000,000	5,000,000	15,384,615	4,898,785

Basic and diluted net income per share	$0.17	$0.17	$0.33	$0.33

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
the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of Warrants issued by the Company in connection with the Public Offering and Private Placement has been estimated using Monte-Carlo simulations as of the initial measurement date, and for the Private Placement Warrants, as of subsequent measurement dates (
see Note 10).

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company
granted the underwriters
a 45-day
option at the Initial Public Offering date to purchase up to 3,000,000 additional Units to cover over-allotments. The over-allotment option was evaluated under ASC 480 “Distinguishing Liabilities from Equity.” The Company concluded that the underlying transaction (Units which include redeemable shares and warrants) of the over-allotment option embodies an obligation to repurchase the issuer’s equity shares. Accordingly, the option wa
s
fair valued and recorded as a liability at issuance date with a change in fair value recorded at September 30, 2021.
Share-Based Compensation
The Company accounts for stock awards in accordance with ASC 718, “Compensation—Stock Compensation,” which requires that all equity awards be accounted for at their “fair value.” Fair value is measured on the date of grant by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares.

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied, and the award is forfeited (s ee
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2022 and December 31, 2021, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
2020-06,
Debt - Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic
815-40)
(“ASU
2020-06”)
to simplify accounting for certain financial instruments. ASU
2020-06
eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU
2020-06
amends the diluted earnings per share guidance, including the requirement to use the if-converted
method for all convertible instruments. As a smaller reporting company, ASU
2020-06
is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU
2020-06
would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.
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

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September

30
,
2022
and December
31
,
2021
, the Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds from IPO	$200,000,000
Less:
Proceeds allocated to Public Warrants	(9,133,333)
Proceeds allocated to derivative liability	(10,676)
Class A ordinary share issuance costs	(4,538,588)
Plus:
Remeasurement adjustment of carrying value to redemption value	13,697,370

Class A ordinary shares subject to possible redemption at December 31, 2021	200,014,773

Plus:
Remeasurement adjustment of carrying value to redemption value	1,192,929

Class A ordinary shares subject to possible redemption at September 30, 2022	$201,207,702

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party—Private Placement Warrants
Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of
4,333,334
 Private Placement Warrants at a price of $
1.50
 per warrant ($
6,500,001
 in the aggregate) (the “Private Placement”). Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $
11.50
per share. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from the IPO to be held in the Trust Account.
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

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
On June 30, 2022, the Company’s Sponsor transferred a total of 75,000 shares of Class B ordinary shares of the Company to Ofentse Molefe, the Company’s appointed Vice President of Business Development. The executed agreement with Ofentse Molefe provided a vesting schedule specifying that 4,167 shares will vest per month beginning on June 1, 2021 and fully vesting 18 months from the beginning date. The amount of vested shares shall not exceed 75,000 shares. As of September 30, 2022, 16 months have elapsed since the beginning of the vesting period.
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
Consulting Arrangements
On March 15, 2021, the Company engaged James Crawley as Chief Financial Officer of the Company to perform executive services. As part of the agreement, James Crawley is to receive $2,000 on a weekly basis or approximately $8,667 per month beginning on March 1, 2021. As of September 30, 2022 and December 31, 2021, the Company has incurred and paid $78,216 and $86,670, respectively, related to services rendered by James Crawley.
On April 26, 2021, the Company engaged Ofentse Molefe as a consultant to render services to the Company. As part of the agreement, Ofentse Molefe is to receive $140,000 annually beginning on June 1, 2021, which is to be paid out on a monthly basis at $11,667 per month. As of September 30, 2022 and December 31, 2021, the Company has incurred and paid $105,000 and $81,667, respectively, related to services rendered by Ofentse Molefe.
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
Due to Related Party
The Sponsor and an affiliate of the Sponsor have charged the Company for support charges under the administrative support agreement and other reimbursable expenses incurred in connection the Company’s operations. As of September 30, 2022 and December 31, 2021, the Company owed the Sponsor an aggregate of $378,987 and $243,038, respectively, of which mainly consist of admin support service fees and Tower Brook personnel expenses.
Administrative Support Agreement
Commencing on the date of the IPO, the Company has agreed to pay the Sponsor a total of $10,000 per month for office space and administrative support services. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 of administrative support services, respectively, of which $36,983 is included in due to related party in the accompanying condensed balance sheet as of September 30, 2022. For the three months ended September 30, 2021, and the period from January 27, 2021 (inception) to September 30, 2021, the Company incurred $30,000 and $62,000 of administrative support expense, respectively.
Working Capital Loans
In addition, in order to finance transaction costs in connection with a Business Combination, the initial shareholders or an affiliate of the initial shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. On February 28, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $275,000 for working capital and other general corporate purposes. The loan is non-interest
bearing and payable on June 30, 2023. At the option of the Sponsor, the outstanding principle of the loan may be converted into warrants (“Conversion Warrants”) equal to the outstanding principle of the loan divided by $1.50. On June 9, 2022, the Company issued a Working Capital Loan to the Sponsor, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000 for working capital and other general corporate purposes. The loan is non-interest
bearing and payable on June 30, 2023. At the option of the Sponsor, the outstanding principle of the loan may be converted into warrants (“Conversion Warrants”) equal to the outstanding principle of the loan divided by $1.50. As of September 30, 2022, $575,000 was drawn on the loan, presented at its fair value of $518,000 on the accompanying condensed balance sheet. As of December 31, 2021, the Company had no Working Capital Loan borrowings.

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 — Shareholders’ Deficit
Preference Shares
— The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
— The Company is authorized to issue a total of 500,000,000 Class A ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding, excluding 20,000,000 shares subject to possible redemption.
Class
 B Ordinary Shares
— The Company is authorized to issue a total of 50,000,000 Class B ordinary shares at par value of $0.0001 each. At September 30, 2022 and December 31, 2021, there were 5,000,000 Class B ordinary shares issued or outstanding.
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

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 9 — Share-Based Compensation
On March 12, 2021, the Company’s Sponsor transferred a total of 195,000 shares of Class B ordinary shares of the Company to individuals at a price of $0.0035 per share. Within each transfer agreement that was executed with each director, vesting provisions were defined for the transferred shares. Summarized, the provisions provided on the date of the Company’s IPO or March 12, 2021, twenty-five percent of the total transferred shares would vest, with an additional twenty-five percent vesting one year after the Company’s IPO date or March 12, 2022. The final fifty percent vests on the date the Company consummates its business combination.
The fair value of the Founder Shares on the grant date or March 12, 2021 was $5.48 per share, by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $1,068,600, of which $267,150 was recorded as stock compensation expense during the period from January 27, 2021 (inception) through December 31, 2021 and $486,501 was recorded during the nine months ended September 30, 2022, respectively, which represent the vesting of fifty percent of the transferred shares in total.
A summary of the restricted share award and restricted unit activity of the Founder Shares transferred on March 12, 2021 for period from January 27, 2021 (inception) through December 31, 2021 and for the nine months ended September 30, 2022 is as follows:

Number of Shares
Granted on March 12, 2021	195,000
Forfeited	—
Vested	(48,750)

Unvested Outstanding at December 31, 2021	146,250
Vested	(48,750)

Unvested Outstanding at September 30, 2022	97,500

A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

Amount Vested
Amount vested on March 22, 2021, the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	$267,150
Amount vested on March 22, 2022, one year from the Company’s IPO date (represents 25% of shares vested or 48,750 shares)	267,150
Amount to be vested upon the Company’s consummation of a successful business combination (represents 50% of shares vested or 97,500 shares)	534,300

Total vesting amount	$1,068,600

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On June

30
,
2022
, the Company’s Sponsor transferred a total of
75,000
shares of Class B ordinary shares of the Company to Ofentse Molefe, the Company’s appointed Vice President of Business Development. The executed agreement with Ofentse Molefe provided a vesting schedule specifying that
4,167
shares will vest per month beginning on June
1
,
2021
and fully vesting
18
months from the beginning date. The amount of vested shares shall not exceed
75,000
shares.
The fair value of the Founder Shares on the grant date of June 30, 2022 was $3.29 per share, by applying a discount based upon a) the probability of a successful business combination and b) the lack of marketability of the Founder Shares. The aggregate grant date fair value of the award amounted to $246,750, of which no amount was recorded as stock compensation expense during the period from January 27, 2021 (inception) through December 31, 2021 and $219,351 was recorded during the nine months ended September 30, 2022, which represent the vesting of 66,672 shares over the course of 16 elapsed months since the beginning of the vesting period.
A summary of the restricted share award and restricted unit activity of the Founder Shares transferred on September 30, 2022 for the nine months ended September 30, 2022 is as follows:

Number of Shares
Granted on June 30, 2022	75,000
Forfeited	—
Vested	(66,672)

Unvested Outstanding at September 30, 2022	8,328

A summary vesting schedule for the Company’s transferred founder’s shares can be seen below:

Amount Vested
Amount vested retrospectively from June 1, 2021 through June 30, 2022	$178,223
Amount vested from July 1, 2022 through September 30, 2022	41,128
Amount to be vested upon the Company’s consummation of a successful business combination or November 30, 2022 (represents five additional months of vesting)	27,399

Total vesting amount	$246,750

Total unrecognized compensation expense related to unvested Founder Shares at September 30, 2022 amounted to $561,699 and is expected to be recognized once defined intervals within the executed transfer agreements are met, such as the consummation of a business combination.
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

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2022	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Marketable securities held in Trust Account	$201,207,702	$201,207,702	—	—

Liabilities:
Working capital loan—related party	518,000	—	—	518,000
Warrant liabilities—Public	333,333	333,333	—	—
Warrant liabilities—Private	216,667	—	—	216,667

	$550,000	$333,333	$—	$216,667

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	December 31, 2021	Quoted Prices In Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Description
Marketable securities held in Trust Account	$200,014,773	$200,014,773	—	—

Liabilities:
Warrant liabilities—Public	3,400,000	3,400,000	—	—
Warrant liabilities—Private	2,210,000	—	—	2,210,000

	$5,610,000	$3,400,000	$—	$2,210,000

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The aforementioned warrant liabilities are not subject to qualified hedge accounting.
The following table provides quantitative information regarding Level 3 warrants fair value measurements:

	At September 30, 2022	At December 31, 2021
Share price	$10.00	$10.00
Strike price	$11.50	$11.50
Term (in years)	5.00	5.00
Volatility	1.0%	10.0%
Risk-free rate	3.97%	1.47%
Dividend yield	0.0%	0.0%
The following table presents the changes in the fair value of warrants liabilities:

	Private Warrants (Level 3)	Public Warrants (Level 1)	Warrant Liabilities
Fair value as of December 31, 2021	$2,210,000	$3,400,000	$5,610,000
Change in fair value	(1,170,000)	(1,800,000)	(2,970,000)

Fair value as of March 31, 2022	1,040,000	1,600,000	2,640,000
Change in fair value	(520,000)	(866,667)	(1,386,667)

Fair value as of June 30, 2022	520,000	733,333	1,253,333
Change in fair value	(303,333)	(400,000)	(703,333)

Fair value as of September 30, 2022	$216,667	$333,333	$550,000

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. There were transfers out of Level 3 into Level 1 of $9,133,333 in the fair value hierarchy for the year ended December 31, 2021 for the Public Warrants. As of September 30, 2022 and December 31, 2021, the Company utilized the quoted market price for the fair value of the Public
Warrants. There were no transfers during the three and nine months ended September 30, 2022.
Working Capital Loan
On February 28, 2022, June 9, 2022, and September 30, 2022, the Company used a yield-to-maturity
bond pricing model to value the loan. The loan is classified within Level 3 of the fair value hierarchy at the measurement date due to the use of unobservable inputs.
The key inputs into the pricing model for the loan was as follows:

	At September 30, 2022	At June 9, 2022	At February 28, 2022
Term (years)	0.75	1.06	1.33
Selected Debt Yield Rate (B and BB rated bond yields)	15.0%	8.0%	6.0%
Stock price	$9.90	$9.73	$9.73
Strike price	$11.50	$11.50	$11.50
Volatility	1.00%	5.10%	6.81%
Risk-free rate	4.04%	3.07%	1.76%
Dividend yield	0.0%	0.0%	0.0%

TB SA ACQUISITION CORP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents the changes in the fair value of loan Level 3 liabilities:

Level 3
Issuance of working capital loan at February 28, 2022	$275,000
Initial measurement of draw on working capital loan—related party on February 28, 2022	(20,000)
Change in fair value of working capital loan at March 31, 2022	1,000

Fair value at March 31, 2022	256,000
Issuance of working capital loan at June 9, 2022	300,000
Initial measurement of draw on working capital loan—related party on June 9, 2022	(23,000)
Change in fair value of working capital loan at June 30, 2022	(8,000)

Fair value at June 30, 2022	525,000
Change in fair value of working capital loan at June 30, 2022	(7,000)

Fair value at September 30, 2022	$518,000

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the nine months ended September 30, 2022 for the working cap ital
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

We will provide the holders (the “Public Shareholders”) of Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of an initial business combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of an initial business combination or conduct a tender offer will be made by us, solely at our discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to us to pay income taxes).The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

For the three months ended September 30, 2022, we had a net income of $1,189,866. We recorded a gain on the change in fair value of warrants of $703,333, interest income of $902,784 and a change in fair value of working capital loan—related party of $7,000, offset by formation and operating costs of $382,123, consisting mostly of general and administrative expenses, and stock compensation of $41,128.

For the nine months ended September 30, 2022, we had a net income of $4,145,943. We recorded a gain on the change in fair value of warrants of $5,060,000, interest income of $1,192,929 and a change in fair value of working capital loan—related party of $14,000, offset by formation and operating costs of $1,634,485, consisting mostly of general and administrative expenses, and stock compensation of $486,501.

For the three months ended September 30, 2021, we had a net income of $3,519,558. We recorded a gain on the change in fair value of warrants of $4,620,000 and interest income of $3,413, offset by $1,103,855 of formation and operating costs consisting mostly of general and administrative expenses.

For the period from January 27, 2021 (inception) through September 30, 2021, we had a net income of $6,692,179. We recorded a gain on the change in fair value of warrants of $8,689,999, a change in value of over-allotment liability of $10,676 and interest income of $10,548, offset by stock compensation expense of $267,150, offering costs allocated to warrants of $233,453 and $1,518,441 of formation and operating costs consisting mostly of general and administrative expenses.

Liquidity and Going Concern

As of September 30, 2022, we had $46,836 in our operating bank account and working capital deficiency of $1,954,541. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem Class A ordinary shares. As of September 30, 2022, none of the amount in the Trust Account was available to be withdrawn as described above.

Our liquidity needs were satisfied through receipt of $25,000 from the sale of the Founder Shares and the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, the Company’s Sponsor has agreed to loan the Company up to $1,500,000 in funds as may be required (“Working Capital Loans”). Such Working Capital Loans are evidenced by convertible promissory notes. The notes would either be repaid upon consummation of a business combination, without interest, or, at the lender’s discretion, or converted upon consummation of a business combination into additional Private Warrants equal to $1.50 per Private Warrant. As of September 30, 2022, and December 31, 2021, $575,000 and $0, respectively, was drawn on the Working Capital Loan, presented at its fair value of $518,000 and $0, respectively.

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

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Contractual Obligations

Other than the below, we do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Administrative Services Agreement

Commencing on March 25, 2021, the date the Company’s securities were first listed on the Nasdaq through the earlier of consummation of the initial Business Combination or our liquidation, the Company began to reimburse the Sponsor for office space, secretarial and administrative services provided to the Company in the amount of $10,000 per month. For the three and nine months ended September 30, 2022, the Company incurred $30,000 and $90,000 of administrative support services, respectively, of which $135,949 is included in due to related party in the accompanying condensed balance sheet as of September 30, 2022. For the three months ended September 30, 2021, and the period from January 27, 2021 (inception) to September 30, 2021, the Company incurred $30,000 and $62,000 of administrative support expense, respectively.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Registration and Shareholder Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of working capital loans (and any shares of ordinary share issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the working capital loans and upon conversion of the Founder Shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of the Proposed Public Offering requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to shares of Class A ordinary share). The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of the initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that no sales of these securities will be effected until after the expiration of the applicable lock-up period, as described herein. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Net Income Per Ordinary Share

We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings and losses are shared pro rata between the two classes of shares. The 11,000,000 potential ordinary shares for outstanding warrants to purchase our shares were excluded from diluted net income per share for the three and nine months ended September 30, 2022 and for the three months ended September 30, 2021 and for the period from January 27, 2021 (Inception) through September 30, 2021, because the warrants are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the periods presented.

Offering Costs

We comply with the requirements of FASB ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Public Offering and that were charged to shareholders’ equity upon the completion of the IPO. Accordingly, on September 30, 2022, offering costs totaling $4,772,041 have been charged to shareholders’ equity (consisting of $4,000,000 of underwriting fees and $772,041 of other offering costs). Of the total transaction costs, $233,453 was reclassified to expense as anon-operating expense in the statements of operations, with the rest of the offering cost charged to temporary equity. The transaction costs were allocated based on the relative fair value basis, compared to the total offering proceeds, between the fair value of the public warrant liabilities and the Class A ordinary shares.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. As a smaller reporting company, ASU 2020-06 is effective January 1, 2024 for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows. The Company has not adopted this guidance as of September 30, 2022.

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

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of September 30, 2022. Based on this evaluation, our principal executive officer and principal financial officer have concluded that during the period covered by this report, our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to a material weaknesses in our internal controls over financial reporting relating to the accounting treatment and valuation for complex financial instruments and financial statement close process as it relates to distinguishing between contingent and contractual arrangements as well as incorrect accounting for accruals. In light of these material weaknesses, we performed additional analysis as deemed necessary to ensure that our unaudited interim financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

TB SA ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 14 day of November, 2022.

TB SA ACQUISITION CORP

/s/ Andrew Rolfe
Name:	Andrew Rolfe
Title:	Chief Executive Officer
(Principal Executive Officer)

/s/ James Crawley
Name:	James Crawley
Title:	Chief Financial Officer
(Principal Financial and
Accounting Officer)